Form 10QSB
period 2007-03-31
SoTech, Inc.
filed 2007-05-15
CIK 1345906

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from

Commission File No. 333-130649

SOTECH, INC.
(Exact name of small business issuer as specified in its charter)

Georgia	20-0230416
(State or other jurisdiction of incorporation or formation)	(I.R.S. employer identification number)

136 East Genessee Street

Syracuse, New York  13202

(Address of principal executive offices) (Zip Code)

Issuer's telephone number: (315) 451-9601
Issuer's facsimile number: (315) 453-7311

No change
(Former name, former address and former
fiscal year, if changed since last report)

Copies to:
Richard W. Jones
Jones, Haley & Mottern, P.C.
115 Perimeter Center Place, Suite 170
Atlanta, Georgia  30346
(770) 804-0500
www.corplaw.net

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2007: 10,720,000 shares of common stock.

Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]

SOTECH, INC.
(a corporation in the development stage)

INTERIM AND UNAUDITED FINANCIAL STATEMENTS INDEX

PART I – FINANCIAL INFORMATION:

Page

Item 1. Financial Statements………………… ……………………………………………….3

Balance Sheet – March 31, 2007 (unaudited)………………… ……………………………………………….3

Statement of Operations for the three months ended March 31, 2007 and the cumulative period from September 8, 2003 (inception) to March 31, 2007 (unaudited)………… …4

Statement of Cash Flows for the three months ended March 31, 2007 and the cumulative period from September 8, 2003 (inception) to March 31, 2007 (unaudited) 5

Item 2.  Management's Discussion and Analysis or Plan of Operation

16

Item 3.  Controls and Procedures

17

PART II – OTHER INFORMATION:

Item 1.  Legal Proceedings

18

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

18

Item 3.  Defaults Upon Senior Securities

18

Item 4.  Submission of Matters to a Vote of Security Holders

18

Item 5.  Other Information

18

Item 6.  Exhibits

18

Signatures

18

SOTECH, INC.

(A Development Stage Company)

-:-

INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS’ REPORT

March 31, 2007

(Unaudited)

SOTECH, INC. (A Development Stage Company) BALANCE SHEETS
	(Unaudited)
	March 31,	December 31,
	2007	2006
ASSETS
Current Assets:
Cash	$ 2,919	$ 3,418

Total Current Assets	2,919	3,418

LIABILITIES & EQUITY
Current Liabilities:
Accounts Payable	544	250
Related Party Payable	50	50
Interest Payable	10	8

Total Current Liabilities	604	308

Total Liabilities	604	308

Stockholder's Equity
Preferred Stock, par value $.0001,
Authorized 10,000,000 shares, Issued 0 shares at
March 31, 2007 and December 31, 2006	-	-
Common Stock, par value $.0001,
Authorized 100,000,000 shares, Issued 10,720,000 shares at
March 31, 2007 and December 31, 2006	1,072	1,072
Additional Paid-In Capital	8,118	8,118
Deficit Accumulated During the Development Stage	(6,875)	(6,080)

Total Stockholder's Equity	2,315	3,110

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$ 2,919	$ 3,418

The accompanying notes are an integral part of these financial statements

SOTECH, INC. (A Development Stage Company) STATEMENTS OF OPERATIONS
			Cumulative
	(Unaudited)		Since
	For the Three Months Ended		September 8,
	March 31,		2003
	2007	2006	(Inception)

Revenues:	$ -	$ -	$ -

Expenses:
General and Administrative	95	35	325
Accounting Fees	-	1,733	5,033
Bookkeeping Fees	698	181	1,247
Legal Fees	-	-	250

Total Operating Expenses	793	1,949	6,855

Interest Expense	2	-	10

Net Loss Before Taxes	(795)	(1,949)	(6,865)

Income Tax	-	(10)	(10)

Net Income (Loss)	$ (795)	$ (1,959)	$ (6,875)

Basic & Diluted Loss per Share	$ -	$ -

Weighted Average Shares
Outstanding	10,720,000	10,720,000

The accompanying notes are an integral part of these financial statements

SOTECH, INC. (A Development Stage Company) STATEMENT OF CASH FLOWS
			Cumulative
	(Unaudited)		since
	For the Three Months Ended		September 8,
	March 31,		2003
	2007	2006	(Inception)
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss	$ (795)	$ (1,959)	$ (6,875)
Increase (Decrease) in Accounts Payable	294	-	544
Increase (Decrease) in Accrued Interest	2	-	10

Net Cash Used in Operating Activities	(499)	(1,959)	(6,321)

CASH FLOWS FROM INVESTING
ACTIVITIES

Net Cash Provided by Investing Activities	-	-	-

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from Related Party Payable	-	-	50
Proceeds from Sale of Common Stock	-	-	9,190

Net Cash Provided by Financing Activities	-	-	9,240

Net (Decrease) Increase in Cash	(499)	(1,959)	2,919
Cash at Beginning of Period	3,418	5,744	-

Cash at End of Period	2,919	3,785	2,919

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$ -	$ -	$ -
Franchise Taxes	$ -	$ -	$ -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
None
The accompanying notes are an integral part of these financial statements

SOTECH, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of accounting policies for SoTech, Inc. (a development stage company) is presented to assist in understanding the Company's financial statements.  The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Interim Financial Statements

The unaudited financial statements as of March 31, 2007 and the three months then ended, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of the operations for all three months.  Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Nature of Operations and Going Concern

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a “going concern”, which assume that  Sotech, Inc. (hereto referred to as the “Company”) will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

Several conditions and events cast doubt about the Company’s ability to continue as a “going concern.”  The Company has incurred net losses of approximately $6,875 for the period from September 8, 2003 (inception) to March 31, 2007, has no revenues and requires additional financing in order to finance its business activities on an ongoing basis.  The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.  Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a “going concern”

These financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a “going concern”.  While management believes that the actions already taken or planned, will mitigate the adverse conditions and events which raise doubt about the validity of the “going concern” assumption used in preparing these financial statements, there can be no assurance that these actions will be successful.

SOTECH, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Nature of Operations and Going Concern (Continued)

If the Company were unable to continue as a “going concern,” then substantial adjustments would be necessary to the carrying values of assets, the reported amounts of its liabilities, the reported revenues and expenses, and the balance sheet classifications used.

Organization and Basis of Presentation

The Company was incorporated under the laws of the State of Georgia on September 8, 2003 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition, or other business combination with a domestic or foreign private business.  Since September 8, 2003, the Company is in the development stage, and has not commenced planned principal operations.  The Company has a December 31 year end.

Nature of Business

The Company has no products or services as of March 31, 2007.  The Company was organized as a vehicle to seek merger or acquisition candidates.  The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

Financial Instruments

The Company’s financial assets and liabilities consist of cash, and accounts payable. Except as otherwise noted, it is management’s opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair values of these financial instruments approximate their carrying values due to the sort-term maturities of these instruments.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of 90 days or less to be cash equivalents to the extent the funds are not being held for investment purposes.

SOTECH, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

Pervasiveness of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles required management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Loss per Share

Basic loss per share has been computed by dividing the loss for the period applicable to the common stockholders by the weighted average number of common shares outstanding during the years.  There were no common equivalent shares outstanding during the three months ended March 31, 2007 and March 31, 2006.

Income Taxes

The Company accounts for income taxes under the provisions of SFAS No.109,  “Accounting for Income Taxes.”  SFAS No.109 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities.

Reclassification

Certain reclassifications have been made in the 2006 financial statements to conform to the March 31, 2007 presentation.

SOTECH, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation

Effective June 1, 2006, the company adopted the provisions of SFAS No. 123 (R) requiring employee equity awards to be accounted for under the fair value method. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award. Prior to June 1, 2006, the company accounted for awards granted to employees under its equity incentive plans under the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations, and provided the required pro forma disclosures prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), as amended. No stock options were granted to employees during the year ended December 31, 2006, and accordingly, no compensation expense was recognized under APB No. 25 for the periods ended December 31, 2006 and March 31, 2007. In addition, no compensation expense is required to be recognized under provisions of SFAS No. 123 (R) with respect to employees.

Under the modified prospective method of adoption for SFAS No. 123 (R), the compensation cost recognized by the company beginning on June 1, 2006 includes (a) compensation cost for all equity incentive awards granted prior to, but not vested as of June 1, 2006, based on the grant-dated fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all equity incentive awards granted subsequent to June 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No, 123 (R). The company uses the straight-line attribution method to recognize share-based compensation costs over the service period of the award. Upon exercise, cancellation, forfeiture, or expiration of stock options, or upon vesting or forfeiture of restricted stock units, deferred tax assets for options and restricted stock units with multiple vesting dates are eliminated for each vesting period on a first-in, first-out basis as if each vesting period was a separate award. To calculate the excess tax benefits available for use in offsetting future tax shortfalls as of the dated of implementation, the company followed the alternative transition method discussed in FASB Staff Position No. 123 (R)-3.  During the year ended December 31, 2006, no stock options were granted to non-employees. Accordingly, no stock-based compensation expense was recognized for new stock option grants in the Statement of Operations and Comprehensive Loss at December 31, 2006 and March 31, 2007.

SOTECH, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Standards

In February 2006, The FASB issued SFAS No. 155 "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140." This statement amends FASB 133, Accounting for Derivative Instruments and Hedging Activities and Statement and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation, clarifies which interest only strips and principal are not subject to the requirements of Statement 133, establishes a requirement to evaluate interest in securitized financial assets, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends statement 140 to eliminate the Prohibition on a qualifying special-purpose entity from holding a derivative financial instrument to a beneficial interests other than another derivative financial instrument.  The statement is effective for fiscal years beginning after September 15, 2006.  Management does not expect this statement to have any material effect on its financial statements.

In March 2006 the FASB issued SFAS No.  156 " Accounting for   Servicing of Financial Instruments - an amendment of FASB No.140, Accounting for Transfers and Servicing of Financial Instruments and Extinguishments of Liabilities.  The statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service an asset by entering into a servicing contract, requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair market value, permits an entity to choose either the amortization method or fair market value measurement method for subsequent measurement periods for each class of separately recognized servicing assets and servicing  liabilities,  permits a one-time reclassification of available-for-sale securities to trading securities by entities  with  recognized  servicing  rights at its initial adoption,  and requires  separate  presentation of servicing  assets and servicing  liabilities subsequently measured at fair value. The statement is effective for fiscal years beginning after September 15, 2006. Management does not expect this statement to have any material effect on its financial statements.

In June 2006 the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”. This Interpretation clarifies, among other things, the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

SOTECH, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Standards (continued)

This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition is effective for fiscal years beginning after December 15, 2006. Earlier application is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period the Interpretation is adopted. FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, is effective for fiscal years beginning after December 15, 2006. Earlier application is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period the Interpretation is adopted.  Management is evaluating the financial impact of this pronouncement.

In September 2006, the FASB issued SFAS No. 157, "Accounting for Fair Value Measurements." SFAS No. 157 defines fair value, and establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. SFAS No. 157 is effective for the Company for financial statements issued subsequent to November 15, 2007. The Company does not expect the new standard to have any material impact on the financial position and results of operations.

In September 2006, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”) which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 becomes effective in fiscal 2007. Management is evaluating the financial impact of this pronouncement.

In February 2007, the FASB issued SFAS no, 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 provides companies with an option to report selected financials assets and liabilities at fair value.  The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently.  Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings.  The FASB has indicated it believes that SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting.  SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.

SOTECH, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Standards (continued)

SFAS 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157 and SFA No. 107, “Disclosures about Fair Value of Financial Instruments.”SFAS 159 is effective for the Company as of the beginning of fiscal year 2009.  The adoption of this pronouncement is not expected to have an impact on the Company’s financial position, results of operations or cash flows.

Note 2- Income Taxes

As of December 31, 2006, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $6,080 that may be offset against future taxable income through 2025.  Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.  No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused.  Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

	2006	2005
Net Operating Losses	$ 912	$ 62
Valuation Allowance	(912)	(562)
	$ -	$ -

The provision for income taxes differs from the amount computed using the federal US statutory income tax rate as follows:

	2006	2005
Provision (Benefit) at US Statutory Rate	$ 350	$ 562
Increase (Decrease) in Valuation Allowance	(350)	(562)
	$ - -	$ -

SOTECH, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

Note 2- Income Taxes (continued)

The Company evaluates its valuation allowance requirements based on projected future operations.  When circumstances change and causes a change in management's judgment about the recoverability of deferred tax assets, the impact of the change on the valuation is reflected in current income

NOTE 3 - DEVELOPMENT STAGE COMPANY

The Company has not begun principal operations and as is common with a development stage company, the Company will have recurring losses during its development stage.  The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company does not have significant  cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.  In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

NOTE 4 - COMMITMENTS

As of  March 31, 2007, all activities of the Company have been conducted by corporate officers from either their homes or business offices.  Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 5 – RELATED PARTY TRANACTIONS

An Officer of the Company, Joseph Passalaqua, has advanced the Company $50 in order to open  a bank account in the name of the Company.  This note is accruing interest at the rate of 10% annually and is payable in full on February 19, 2007 or upon demand.  As of  March 31, 2007, and 2006 the Company owed $50, and $50, relating to this note.

NOTE 6 – COMMON STOCK TRANSACTIONS

On May 11, 2005, the Company issued 50,000 shares of common stock for cash at .01 per share.

On May 27, 2005, the Company issued 900,000 shares of common stock for cash at .0001 per share.

On June 14, 2005, the Company issued 6,000,000 shares of common stock for cash at .0001 per share.

SOTECH, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE 6 – COMMON STOCK TRANSACTIONS (continued)

On June 22, 2005, the Company issued 450,000 shares of common stock for cash at .01 per share.

On June 23, 2005, the Company issued 100,000 shares of common stock for cash at .01 per share.

On July 11, 2005, the Company issued 2,800,000 shares of common stock for cash at .0001 per share.

On July 13, 2005, the Company issued 200,000 shares of common stock for cash at .0001 per share.

On July 27, 2005, the Company issued 220,000 shares of common stock for cash at .01 per share.

Item 2. Management's Discussion and Analysis or Plan of Operation

REVENUES

Our total revenue remained at $0, when compared to the three months ended March 31, 2006 to the three months ended March 31, 2007. There are no previous or current sales of merchandise to compare in 2006 or 2007 for a percentage of increase/decrease.

COSTS OF SALES

Our overall cost of sales remained at $0, when compared to the three months ended March 31, 2006 to the three months ended March 31, 2007. There are no previous or current costs of sales of merchandise to compare in 2006 or 2007 for a percentage of increase/decrease and systematic manner.

OPERATION AND ADMINISTRATIVE EXPENSES

Operating expenses decreased by $ 1,156 or approximately 59% when comparing the three months ended March 31, 2006 to the three months ended March 31, 2007. Professional fees, which included accounting fees and legal fees, decreased by $ 1,216 over the same period in 2006. These are fees we pay to accountants and attorneys throughout the year for performing various tasks.

GOING CONCERN QUALIFICATION

In their Independent Auditor's Report for the fiscal year ending December 31, 2006, our independent public accounting firm Robison, Hill & Co. states that we have incurred annual losses since inception raising substantial doubt about our ability to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2007, the Company had assets consisting of cash in the amount of $2,919.  At March 31, 2007 the Company had total liabilities of $604, including a shareholder loan for $50.

CASH FLOW

Our primary sources of liquidity have been cash from the sale of capital stock and shareholder loans.

WE MAY HAVE TO DISCONTINUE OPERATIONS.

If we are unable to achieve or sustain profitability, or if operating losses increase in the future, we may not be able to remain a viable company and may have to discontinue operations. Our expenses have historically exceeded our revenues and we have had losses in all fiscal years of operation, including those in fiscal years 2005 and 2006, and the losses are projected to continue in 2007. Our net losses were $1,959 and $795 for the quarter ending March 31, 2006 and 2007, respectively. We have been concentrating on the development of our products, services and business plan. There is no assurance that we will be successful in implementing our business plan or that we will be profitable now or in the future.

COMMON STOCK

We are authorized to issue 100,000,000 shares of Common Stock, with a par value of $0.001. There are 10,720,000 shares of Common Stock issued and outstanding as of the date of this form 10-QSB. All shares of common stock have one vote per share on all matters, including election of directors, without provision for cumulative voting. The common stock is not redeemable and has no conversion or preemptive rights. The common stock currently outstanding is validly issued, fully paid and non- assessable. In the event of liquidation of the company, the holders of common stock will share equally in any balance of the company's assets available for distribution to them after satisfaction of creditors and preferred shareholders, if any. The holders of common stock of the company are entitled to equal dividends and distributions per share with respect to the common stock when, as and if, declared by the board of directors from funds legally available.

PREFERRED STOCK

We are authorized to issue 10,000,000 shares of Preferred Stock, with a par value of $0.001.  There are no shares of preferred stock issued and outstanding as of the date of this form 10-QSB.

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

Statements contained in this "Management's Discussion and Analysis or Plan of Operation" may contain information that includes or is based upon certain "forward-looking statements" relating to our business. These forward-looking statements represent managements current judgment and assumptions, and can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are frequently accompanied by the use of such words as "anticipates," "plans," "believes," "expects," "projects," "intends," and similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, including, while it is not possible to predict or identify all such risks, uncertainties, and other factors, those relating to:

•

our ability to secure the additional financing adequate to execute our business plan;

•

our ability to identify, negotiate and complete the acquisition of an operating business, consistent with our business plan.

Any one of these or other risks, uncertainties, other factors, or any inaccurate assumptions may cause actual results to be materially different from those described herein or elsewhere by us. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date they were made. Certain of these risks, uncertainties, and other factors may be described in greater detail in our filings from time to time with the Securities and Exchange Commission, which we strongly urge you to read and consider. Subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above and elsewhere in our reports filed with the Securities and Exchange Commission. We expressly disclaim any intent or obligation to update any forward-looking statements.

Item 3. Controls and Procedures

(a)

Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended the ("Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

(b)

Changes in internal controls.

There have been no significant changes in our internal controls or other factors that could significantly affect such controls and procedures subsequent to the date we completed our evaluation.  Therefore, no corrective actions were taken.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

To the best knowledge of the Company's officers and directors, the Company is currently not a party to any pending legal proceedings.

Item 2.  Unregistered sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports of Form 8-K.

(a)

Exhibits:

*3.1

Certificate of Incorporation, as filed with the Georgia Secretary of State on September 8, 2003.

*3.2

By-Laws.

31.1

Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002.

31.2

Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002.

32.1

Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002.

32.2

Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002.

* Filed as an exhibit to the Company's Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on February 8, 2007, and incorporated herein by this reference.

(b) Reports on Form 8-K

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Dated:  May 14, 2007

SOTECH, INC.

By: /s/ William D. Harper

         William D. Harper