Form 10QSB
period 2007-06-30
SoTech, Inc.
filed 2007-08-17
CIK 1345906

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 2007: 10,720,000 shares of common stock.

Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]

SOTECH, INC.
(a corporation in the development stage)

INTERIM AND UNAUDITED FINANCIAL STATEMENTS INDEX

PART I – FINANCIAL INFORMATION:

      Page

Item 1. Financial Statements………………… ……………………………………………….3

Balance Sheet – June 30, 2007 (unaudited)………………… ……………………………………………….3

Statement of Operations for the six months and the three months ended June 30, 2007 (unaudited) 4

Statement of Cash Flows for the six months ended June 30, 2007 (unaudited) 5

Footnotes to financial statements 6

Item 2.  Management's Discussion and Analysis or Plan of Operation

13

Item 3.  Controls and Procedures

14

PART II – OTHER INFORMATION:

Item 1.  Legal Proceedings

14

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

15

Item 3.  Defaults Upon Senior Securities

15

Item 4.  Submission of Matters to a Vote of Security Holders

15

Item 5.  Other Information

15

Item 6.  Exhibits

15

Signatures

15

SOTECH, INC.
(A Development Stage Company)
BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2007	2006
ASSETS
Current Assets:
Cash	$ 2,236	$ 3,418

Total Current Assets	2,236	3,418

LIABILITIES & EQUITY
Current Liabilities:
Accounts Payable	250	250
Related Party Payable	50	50
Interest Payable	11	8

Total Current Liabilities	311	308

Total Liabilities	311	308

Stockholder's Equity
Preferred Stock, par value $.0001,
Authorized 10,000,000 shares, Issued 0 shares at
March 31, 2007 and December 31, 2006	-	-
Common Stock, par value $.0001,
Authorized 100,000,000 shares, Issued 10,720,000 shares at
June 30, 2007 and December 31, 2006	1,072	1,072
Additional Paid-In Capital	8,118	8,118
Deficit Accumulated During the Development Stage	(7,265)	(6,080)

Total Stockholder's Equity	1,925	3,110

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$ 2,236	$ 3,418

The accompanying notes are an integral part of these financial statements

SOTECH, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)
					Cumulative
					Since
	For the Three Months Ended		For the Six Months Ended		September 8,
	June 30,		June 30,		2003
	2007	2006	2007	2006	(Inception)

Revenues:	$ -	$ -	$ -	$ -	$ -

Expenses:
General and Administrative	-	-	95	35	326
Accounting Fees	-	-	-	1,733	5,033
Bookkeeping Fees	389	164	1,087	345	1,635
Legal Fees	-	-	-	-	250

Total Operating Expenses	(389)	(164)	(1,182)	(2,113)	(7,244)

Interest Expense	1	-	3	-	11

Net Loss Before Taxes	(390)	(164)	(1,185)	(2,113)	(7,255)

Income Tax	-	-	-	(10)	(10)

Net Income (Loss)	(390)	(164)	(1,185)	(2,123)	(7,265)

Basic & Diluted Loss per Share	-	-	-	-

Weighted Average Shares
Outstanding	10,720,000	10,720,000	10,720,000	10,720,000

The accompanying notes are an integral part of these financial statements

SOTECH, INC. (A Development Stage Company) STATEMENT OF CASH FLOWS
(Unaudited)
			Cumulative
			since
	For the Six Months Ended		September 8,
	June 30,		2003
	2007	2006	(Inception)
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss	$ (1,185)	$ (2,123)	$ (7,265)
Increase (Decrease) in Accounts Payable	-	101	250
Increase (Decrease) in Accrued Interest	3	-	11

Net Cash Used in Operating Activities	(1,182)	(2,022)	(7,004)

CASH FLOWS FROM INVESTING
ACTIVITIES
Net Cash Provided by Investing Activities	-	-	-

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from Related Party Payable	-	-	50
Proceeds from Sale of Common Stock	-	-	9,190

Net Cash Provided by Financing Activities	-	-	9,240

Net (Decrease) Increase in Cash	(1,182)	(2,022)	2,236
Cash at Beginning of Period	3,418	5,744	-

Cash at End of Period	2,236	3,722	2,236

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$ -	$ -	$ -
Franchise Taxes	$ -	$ -	$ -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
None
The accompanying notes are an integral part of these financial statements

~~REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM~~

~~To the Board of Directors and~~
~~Stockholders of Sotech, Inc.~~

~~We have reviewed the balance sheet of Sotech Inc., as of June 30, 2007, and the related statements of operations for the three-month and six month periods ended June 30, 2006 and 2007, and statements of cash flows for the three-month and six month periods ended June 30, 2007 and 2006. These financial statements are the responsibility of the company’s management.~~

~~We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.~~

~~Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.~~

~~We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the balance sheet of Sotech Inc., as of December 31, 2006, and the related statements of operations, cash flows and stockholder’s equity for the year then ended (not presented herein); and in our report dated March 29, 2007, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2006, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.~~

~~MEMBERS OF AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS~~

~~MEMBERS OF THE SEC PRACTICE SECTION and THE PRIVATE COMPANIES PRACTICE SECTION~~

~~1366 East Murray-Holladay Road, Salt Lake City, Utah  84117-5050~~

~~Telephone 801/272-8045, Facsimile 801/277-9942~~

~~The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the audited financial statements as of December 31, 2006, and for the year then ended discloses that the Company has suffered recurring losses from operations since inception, and has no source of revenue, that together raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The accompanying interim financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.~~

~~Respectfully submitted,~~

          ~~Certified Public Accountants~~

~~Salt Lake City, Utah~~

~~August 6, 2007~~

~~.~~

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

Interim Financial Statements

The unaudited financial statements as of three and six months ended June 30, 2007, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of the operations for all six months.  Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Nature of Operations and Going Concern

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a “going concern”, which assume that Sotech, Inc. (hereto referred to as the “Company”) will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

Several conditions and events cast doubt about the Company’s ability to continue as a “going concern.”  The Company has incurred net losses of approximately $7,300 for the period from September 8, 2003 (inception) to June 30, 2007, has no revenues and requires additional financing in order to finance its business activities on an ongoing basis.  The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.  Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a “going concern”

These financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a “going concern”.  While management believes that the actions already taken or planned, will mitigate the adverse conditions and events which raise doubt about the validity of the “going concern” assumption used in preparing these financial statements, there can be no assurance that these actions will be successful.

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

Nature of Business

The Company has no products or services as of June 30, 2007.  The Company was organized as a vehicle to seek merger or acquisition candidates.  The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

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

Loss per Share

Basic loss per share has been computed by dividing the loss for the period applicable to the common stockholders by the weighted average number of common shares outstanding during the years.  There were no common equivalent shares outstanding during the six months ended June 30, 2007 and June 30, 2006.

Income Taxes

The Company accounts for income taxes under the provisions of SFAS No.109, “Accounting for Income Taxes.”  SFAS No.109 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities.

Reclassification

Certain reclassifications have been made in the 2006 financial statements to conform to the June 30, 2007 presentation.

SOTECH, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation

Effective June 1, 2006, the company adopted the provisions of SFAS No. 123 (R) requiring employee equity awards to be accounted for under the fair value method. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award. Prior to June 1, 2006, the company accounted for awards granted to employees under its equity incentive plans under the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations, and provided the required pro forma disclosures prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), as amended. No stock options were granted to employees during the year ended December 31, 2006, and accordingly, no compensation expense was recognized under APB No. 25 for the periods ended December 31, 2006 and June 30, 2007. In addition, no compensation expense is required to be recognized under provisions of SFAS No. 123 (R) with respect to employees.

Under the modified prospective method of adoption for SFAS No. 123 (R), the compensation cost recognized by the company beginning on June 1, 2006 includes (a) compensation cost for all equity incentive awards granted prior to, but not vested as of June 1, 2006, based on the grant-dated fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all equity incentive awards granted subsequent to June 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No, 123 (R). The company uses the straight-line attribution method to recognize share-based compensation costs over the service period of the award. Upon exercise, cancellation, forfeiture, or expiration of stock options, or upon vesting or forfeiture of restricted stock units, deferred tax assets for options and restricted stock units with multiple vesting dates are eliminated for each vesting period on a first-in, first-out basis as if each vesting period was a separate award. To calculate the excess tax benefits available for use in offsetting future tax shortfalls as of the dated of implementation, the company followed the alternative transition method discussed in FASB Staff Position No. 123 (R)-3.  During the year ended December 31, 2006, no stock options were granted to non-employees. Accordingly, no stock-based compensation expense was recognized for new stock option grants in the Statement of Operations and Comprehensive Loss at December 31, 2006 and June 30, 2007.

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

In February 2007, the FASB issued SFAS no, 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 provides companies with an option to report selected financials assets and liabilities at fair value.  The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently.  Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings.  The FASB has indicated it believes that SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting.  SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  SFAS 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157 and SFA No. 107, “Disclosures about Fair Value of Financial Instruments.”  SFAS 159 is effective for the Company as of the beginning of fiscal year 2008.  The adoption of this pronouncement is not expected to have an impact on the Company’s financial position, results of operations or cash flows.

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

SOTECH, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

Note 2- Income Taxes (Continued)

	2006	2005
Net Operating Losses	$ 912	$ 562
Valuation Allowance	(912)	(562)
	$ -	$ -

The provision for income taxes differs from the amount computed using the federal US statutory income tax rate as follows:

	2006	2005
Provision (Benefit) at US Statutory Rate	$ 350	$ 562
Increase (Decrease) in Valuation Allowance	(350)	(562)
	$ - -	$ -

The Company evaluates its valuation allowance requirements based on projected future operations.  When circumstances change and causes a change in management's judgment about the recoverability of deferred tax assets, the impact of the change on the valuation is reflected in current income.

NOTE 3 – Uncertain Tax Positions

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The adoption of the provisions of FIN 48 did not have a material impact on the company’s condensed consolidated financial position and results of operations. At January 1, 2007, the company had no liability for unrecognized tax benefits and no accrual for the payment of related interest.

Interest costs related to unrecognized tax benefits are classified as “Interest expense, net” in the accompanying consolidated statements of operations. Penalties, if any, would be recognized as a component of “Selling, general and administrative expenses”. The Company recognized $0 of interest expense related to unrecognized tax benefits for the six months ended June 30, 2007.  In many cases the company’s uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities.

With few exceptions, the company is generally no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for years before 2003. The following describes the open tax years, by major tax jurisdiction, as of January 1, 2007:

United States (a)	2003 – Present

(a) Includes federal as well as state or similar local jurisdictions, as applicable.

SOTECH, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE 4 - DEVELOPMENT STAGE COMPANY

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

NOTE 5 - COMMITMENTS

As of June 30, 2007, all activities of the Company have been conducted by corporate officers from either their homes or business offices.  Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 6 – RELATED PARTY TRANACTIONS

An Officer of the Company, Joseph Passalaqua, has advanced the Company $50 in order to open a bank account in the name of the Company.  This note is accruing interest at the rate of 10% annually and is payable in full on February 19, 2007 or upon demand.  As of June 30, 2007, and 2006 the Company owed $50, and $50, relating to the principal of the note and $11 in accrued interest.

NOTE 7 – COMMON STOCK TRANSACTIONS

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

Item 2.  Management Discussion and Analysis or Plan of Operation

THREE MONTHS ENDED JUNE 30, 2007 COMPARED TO THREE MONTHS ENDED JUNE 30, 2006

REVENUES

Our total sales revenue remained at $0, when compared to the three months ended June 30, 2006 to the three months ended June 30, 2007. There are no previous or current sales of merchandise to compare in 2006 or 2007 for a percentage of increase/decrease.

COSTS OF SALES

Our overall cost of sales remained at $0, when compared to the three months ended June 30, 2006 to the three months ended June 30, 2007. There are no previous or current costs of sales of merchandise to compare in 2006 or 2007 for a percentage of increase/decrease and systematic manner.

OPERATION AND ADMINISTRATIVE EXPENSES

Operating expenses increased by $225 or approximately 137% when comparing the three months ended June 30, 2006 to the three months ended June 30, 2007. Professional fees, which included Accounting fees and Legal fees, increased by $225 over the same period in 2006.  These are fees we pay to accountants and attorneys throughout the year for performing various tasks.

SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO SIX MONTHS ENDED JUNE 30, 2006

REVENUES

Our total sales revenue remained at $0, when compared to the six months ended June 30, 2006 to the six months ended June 30, 2007. There are no previous or current sales of merchandise to compare in 2006 or 2007 for a percentage of increase/decrease.

COSTS OF SALES

Our overall cost of sales remained at $0, when compared to the six months ended June 30, 2006 to the six months ended June 30, 2007. There are no previous or current costs of sales of merchandise to compare in 2006 or 2007 for a percentage of increase/decrease and systematic manner.

OPERATION AND ADMINISTRATIVE EXPENSES

Operating expenses decreased by $931 or approximately 44% when comparing the six months ended June 30, 2006 to the six months ended June 30, 2007. Professional fees, which included Accounting fees, Bookkeeping, and Legal fees, decreased by $991 over the same period in 2006. These are fees we pay to accountants and attorneys throughout the year for performing various tasks.

GOING CONCERN QUALIFICATION

In their Independent Auditor's Report for the fiscal year ending December 31, 2006, Robison, Hill & Co. states that we have incurred annual losses since inception raising substantial doubt about our ability to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30 2007, the company had assets consisting of cash in the amount of $2,236. At June 30, 2007 the Company had total liabilities of $311, included a shareholder loan for $50.00.

CASH FLOW

Our primary sources of liquidity have been cash from operations and shareholder loans.

WE MAY HAVE TO DISCONTINUE OPERATIONS.

If we are unable to achieve or sustain profitability, or if operating losses increase in the future, we may not be able to remain a viable company and may have to discontinue operations. Our expenses have historically exceeded our revenues and we have had losses in all fiscal years of operation, including those in fiscal years 2005 and 2006, and the losses are projected to continue in 2007. Our net losses were $1,185 and $2,123 for the six months ending June 30, 2006 and 2007, respectively. We have been concentrating on the development of our products, services and business plan. There is no assurance that we will be successful in implementing our business plan or that we will be profitable now or in the future.

COMMON STOCK

We are authorized to issue 100,000,000 shares of Common Stock, with a par value of $0.0001. There are 10,720,000 shares of Common Stock issued and outstanding as of the date of this form 10-QSB. All shares of common stock have one vote per share on all matters including election of directors, without provision for cumulative voting. The common stock is not redeemable and has no conversion or preemptive rights. The common stock currently outstanding is validly issued, fully paid and non- assessable. In the event of liquidation of the company, the holders of common stock will share equally in any balance of the company's assets available for distribution to them after satisfaction of creditors and preferred shareholders, if any. The holders of common stock of the company are entitled to equal dividends and distributions per share with respect to the common stock when, as and if, declared by the board of directors from funds legally available.

PREFERRED STOCK

We are authorized to issue 10,000,000 shares of Preferred Stock, with a par value of $0.001.  There are 0 shares of preferred stock issued and outstanding as of the date of this form 10-QSB.

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

Dated:  August 17, 2007

SOTECH, INC.

By:/s/ William D. Harper

         William D. Harper