Form 10QSB
period 2007-09-30
SoTech, Inc.
filed 2007-10-30
CIK 1345906

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 2007: 10,720,000 shares of common stock.

Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]

SOTECH, INC.
(a corporation in the development stage)-

INTERIM AND UNAUDITED FINANCIAL STATEMENTS INDEX

PART I – FINANCIAL INFORMATION:

      Page

Item 1. Financial Statements………………… ……………………………………………….3

Balance Sheet – September 30, 2007 (unaudited)………………… ……………………………………………….3

Statement of Operations for the nine months and the three months ended September 30, 2007 (unaudited) 4

Statement of Cash Flows for the nine months ended September 30, 2007 (unaudited) 5

Footnotes to financial statements 6-13

Item 2.  Management's Discussion and Analysis or Plan of Operation

14

Item 3.  Controls and Procedures

14

PART II – OTHER INFORMATION:

Item 1.  Legal Proceedings

16

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

16

Item 3.  Defaults Upon Senior Securities

16

Item 4.  Submission of Matters to a Vote of Security Holders

16

Item 5.  Other Information

16

Item 6.  Exhibits

17

Signatures

17

SOTECH, INC.
(A Development Stage Company)
BALANCE SHEETS
	(Unaudited)
	September 30,	December 31,
	2007	2006
ASSETS
Current Assets:
Cash	$ 360	$ 3,418

Total Current Assets	360	3,418

LIABILITIES & EQUITY
Current Liabilities:
Accounts Payable	303	250
Related Party Payable	50	50
Interest Payable	12	8

Total Current Liabilities	365	308

Total Liabilities	365	308

Stockholder's Equity
Preferred Stock, par value $.0001,
Authorized 10,000,000 shares, Issued 0 shares at
September 30, 2007 and December 31, 2006	-	-
Common Stock, par value $.0001,
Authorized 100,000,000 shares, Issued 10,720,000 shares at
September 30, 2007 and December 31, 2006	1,072	1,072
Additional Paid-In Capital	8,118	8,118
Deficit Accumulated During the Development Stage	(9,195)	(6,080)

Total Stockholder's Equity	(5)	3,110

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$ 360	$ 3,418

The accompanying notes are an integral part of these financial statements

4

SOTECH, INC. (A Development Stage Company)
STATEMENTS OF OPERATIONS (Unaudited)
	For the Three Months Ended		For the Nine Months Ended		Cumulative Since September 8,
	September 30,		September 30,		2003
	2007	2006	2007	2006	(Inception)

Revenues:	$ -	$ -	$ -	$ -	$ -

Expenses:
Accounting Fees	-	-	-	1,733	5,033
Bookkeeping Fees	410	10	1,497	265	2,045
General and Administrative	1,519	-	1,614	35	1,845
Legal Fees	-	-	-	-	250

Total Operating Expenses	(1,929)	(10)	(3,111)	(2,033)	(9,173)

Interest Expense	(1)	(4)	(4)	(4)	(12)

Net Loss Before Taxes	(1,930)	(14)	(3,115)	(2,037)	(9,185)

Income Tax	-	-	-	(10)	(10)

Net Loss	(1,930)	(14)	(3,115)	(2,047)	(9,195)

Basic & Diluted Loss per Share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
	.
Weighted Average Shares
Outstanding	10,720,000	10,720,000	10,720,000	10,720,000

The accompanying notes are an integral part of these financial statements

SOTECH, INC.
(A Development Stage Company) STATEMENT OF CASH FLOWS
(Unaudited)
			Cumulative since
	For the Nine Months Ended		September 8,
	September 30,		2003
	2007	2006	(Inception)
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss	$ (3,115)	$ (2,047)	$ (9,195)
Changes in Operating Assets and Liabilities
Increase (Decrease) in Accounts Payable	53	-	303
Increase (Decrease) in Accrued Interest	4	4	12
Net Cash Used in Operating Activities	(3,058)	(2,043)	(8,880)
CASH FLOWS FROM INVESTING
ACTIVITIES
Net Cash Provided by Investing Activities	-	-	-
CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from Related Party Payable	-	-	50
Proceeds from Sale of Common Stock	-	-	9,190
Net Cash Provided by Financing Activities	-	-	9,240

Net (Decrease) Increase in Cash	(3,058)	(2,043)	360
Cash at Beginning of Period	3,418	5,744	-
Cash at End of Period	360	3,701	360
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$ -	$ -	$ -
Franchise Taxes	$ -	$ -	$ -

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

Interim Financial Statements

The unaudited financial statements as of three and nine months ended September 30, 2007, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of the operations for all nine months.  Operating results for interim periods are not necessarily indicative of the results, which can be expected for full years.

Nature of Operations and Going Concern

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a “going concern”, which assume that Sotech, Inc. (hereto referred to as the “Company”) will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

Several conditions and events cast doubt about the Company’s ability to continue as a “going concern.”  The Company has incurred net losses of approximately $9,200 for the period from September 8, 2003 (inception) to September 30, 2007, has no revenues and requires additional financing in order to finance its business activities on an ongoing basis.  The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.  Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a “going concern”

These financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a “going concern”.  While management believes that the actions already taken or planned, will mitigate the adverse conditions and events which raise doubt about the validity of the “going concern” assumption used in preparing these financial statements, there can be no assurance that these actions will be successful.

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

Organization and Basis of Presentation

The Company was incorporated under the laws of the State of Georgia on September 8, 2003 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition, or other business combination with a domestic or foreign private business.  Since September 8, 2003, the Company is in the development stage, and has not commenced planned principal operations.  The Company has a December 31 year-end.

Nature of Business

The Company has no products or services as of September 30, 2007.  The Company was organized as a vehicle to seek merger or acquisition candidates.  The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

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

Loss per Share

Basic loss per share has been computed by dividing the loss for the period applicable to the common stockholders by the weighted average number of common shares outstanding during the years.  There were no common equivalent shares outstanding during the nine months ended September 30, 2007 and September 30, 2006.

Income Taxes

The Company accounts for income taxes under the provisions of SFAS No.109,  “Accounting for Income Taxes.”  SFAS No.109 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities.

Reclassification

Certain reclassifications have been made in the 2006 financial statements to conform to the          September 30, 2007 presentation.

SOTECH, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation

Effective June 1, 2006, the company adopted the provisions of SFAS No. 123 (R) requiring employee equity awards to be accounted for under the fair value method. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award. Prior to June 1, 2006, the company accounted for awards granted to employees under its equity incentive plans under the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations, and provided the required pro forma disclosures prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), as amended. No stock options were granted to employees during the year ended December 31, 2006, and accordingly, no compensation expense was recognized under APB No. 25 for the periods ended December 31, 2006 and September 30, 2007. In addition, no compensation expense is required to be recognized under provisions of SFAS No. 123 (R) with respect to employees.

Under the modified prospective method of adoption for SFAS No. 123 (R), the compensation cost recognized by the company beginning on June 1, 2006 includes (a) compensation cost for all equity incentive awards granted prior to, but not vested as of June 1, 2006, based on the grant-dated fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all equity incentive awards granted subsequent to June 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No, 123 (R). The company uses the straight-line attribution method to recognize share-based compensation costs over the service period of the award. Upon exercise, cancellation, forfeiture, or expiration of stock options, or upon vesting or forfeiture of restricted stock units, deferred tax assets for options and restricted stock units with multiple vesting dates are eliminated for each vesting period on a first-in, first-out basis as if each vesting period was a separate award. To calculate the excess tax benefits available for use in offsetting future tax shortfalls as of the dated of implementation, the company followed the alternative transition method discussed in FASB Staff Position No. 123 (R)-3.  During the year ended December 31, 2006, no stock options were granted to non-employees. Accordingly, no stock-based compensation expense was recognized for new stock option grants in the Statement of Operations and Comprehensive Loss at December 31, 2006 and September 30, 2007.

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

In September 2006, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 becomes effective in fiscal 2007. Management is evaluating the financial impact of this pronouncement.

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

SOTECH, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE 3 – Uncertain Tax Positions (Continued)

Interest costs related to unrecognized tax benefits are classified as “Interest expense, net” in the accompanying consolidated statements of operations. Penalties, if any, would be recognized as a component of “Selling, general and administrative expenses”. The Company recognized $0 of interest expense related to unrecognized tax benefits for the nine months ended September 30, 2007.  In many cases the company’s uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities.

With few exceptions, the company is generally no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for years before 2003. The following describes the open tax years, by major tax jurisdiction, as of January 1, 2007:

United States (a)	2003 – Present

(a) Includes federal as well as state or similar local jurisdictions, as applicable.

NOTE 4 - DEVELOPMENT STAGE COMPANY

The Company has not begun principal operations and as is common with a development stage company, the Company will have recurring losses during its development stage.  The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.  In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

NOTE 5- COMMITMENTS

As of September 30, 2007, all activities of the Company have been conducted by corporate officers from either their homes or business offices.  Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

SOTECH, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE 6 – RELATED PARTY TRANACTIONS

An Officer of the Company, Joseph Passalaqua, has advanced the Company $50 in order to open a bank account in the name of the Company.  The note accrues simple interest at a rate of 10% annually and is payable in full on February 19, 2007 or upon demand.

As of September 30, 2007, and 2006 the Company owed $50, and $50, relating to the principal of the note and $12 and $8 respectively in accrued interest.

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

Item 2.  Management Discussion and Analysis or Plan of Operation

COSTS RELATED TO OUR OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2006

REVENUES

Our total sales revenue remained at $0, when compared to the three months ended September 30, 2006 to the three months ended September 30, 2007. There are no previous or current sales of merchandise to compare in 2006 or 2007 for a percentage of increase/decrease.

COSTS OF SALES

Our overall cost of sales remained at $0, when compared to the three months ended September 30, 2006 to the three months ended September 30, 2007. There are no previous or current costs of sales of merchandise to compare in 2006 or 2007 for a percentage of increase/decrease and systematic manner.

OPERATION AND ADMINISTRATIVE EXPENSES

Operating expenses increased by $ 1,919 or approximately 19,190 % when comparing the $10 in the three months ended September 30, 2006 to $ 1,929 in the three months ended September 30, 2007. Professional fees, which included Accounting fees and Legal fees, increased by $ 400 over the same period in 2006.  These are fees we pay to accountants and attorneys throughout the year for performing various tasks.

NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2006

REVENUES

Our total sales revenue remained at $0, when compared to the nine months ended September 30, 2006 to the nine months ended September 30, 2007. There are no previous or current sales of merchandise to compare in 2006 or 2007 for a percentage of increase/decrease.

COSTS OF SALES

Our overall cost of sales remained at $0, when compared to the nine months ended September 30, 2006 to the nine months ended September 30, 2007. There are no previous or current costs of sales of merchandise to compare in 2006 or 2007 for a percentage of increase/decrease and systematic manner.

OPERATION AND ADMINISTRATIVE EXPENSES

Operating expenses increased by 1,078 or approximately 53 % when comparing the $ 2,033 in the nine months ended September 30, 2006 to $ 3,111 in the nine months ended September 30, 2007. Professional fees, which included Accounting fees and Legal fees, decreased by $ 501 over the same period in 2006.  These are fees we pay to accountants and attorneys throughout the year for performing various tasks.

GOING CONCERN QUALIFICATION

In their Independent Auditor's Report for the fiscal year ending December 31, 2006, Robison, Hill & Co. states that we have incurred annual losses since inception raising substantial doubt about our ability to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2007, the Company had assets consisting of cash in the amount of $360.  At September 30, 2007 the Company had total liabilities of $ 365, including a shareholder loan for $50 that is accruing simple interest at the rate of 10% per annum.

CASH FLOW

Our primary sources of liquidity have been the sale of common stock and shareholder loans.

WE MAY HAVE TO DISCONTINUE OPERATIONS.

If we are unable to achieve or sustain profitability, or if operating losses increase in the future, we may not be able to remain a viable company and may have to discontinue operations. Our expenses have historically exceeded our revenues and we have had losses in all fiscal years of operation, including those in fiscal years 2005 and 2006, and the losses are projected to continue in 2007. Our net losses were $ 2,047 and $ 3,115 for the nine months ending September 30, 2006 and 2007, respectively. We have been concentrating on the development of our business plan. There is no assurance that we will be successful in implementing our business plan or that we will be profitable now or in the future.

COMMON STOCK

We are authorized to issue 100,000,000 shares of Common Stock, with a par value of $0.001. There are 10,720,000 shares of Common Stock issued and outstanding as of the date of this form 10-QSB. All shares of common stock have one vote per share on all matters including election of directors, without provision for cumulative voting. The common stock is not redeemable and has no conversion or preemptive rights. The common stock currently outstanding is validly issued, fully paid and non- assessable. In the event of liquidation of the company, the holders of common stock will share equally in any balance of the company's assets available for distribution to them after satisfaction of creditors and preferred shareholders, if any. The holders of our common stock are entitled to equal dividends and distributions per share with respect to the common stock when, as and if, declared by the board of directors from funds legally available.

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

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission.  Our Chief Executive Officer and Chief Financial Officer have reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f) as of the end of the period covered by this report and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner.  There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our Chief Executive Officer and Chief Financial Officer.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Dated:  October 30, 2007

SOTECH, INC.

By:  /s/ William D. Harper

          William D. Harper