Form 10-K
period 2007-12-31
SoTech, Inc.
filed 2008-04-08
CIK 1345906

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 333-130649

_______________________________________________

SOTECH, INC.

(Exact name of registrant as specified in its charter)

______________________________________________

Georgia	20-0230416
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

136 East Genessee Street
Syracuse, New York	13202
(Address of principal executive offices)	(zip code)

Registrant's telephone number, including area code: (315) 451-9601

Securities registered under Section 12(b) of the Exchange Act:

None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.0001 par value per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange ct.  (Check one):

Large accelerated filer [  ]

Accelerated filer [  ]

Non-accelerated filer [  ]

Smaller reporting company [ X ]

(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [ X ]   No [  ]

The Company has no non-voting common stock. The aggregate market value of the Company's voting common stock held by non-affinities as of December 31, 2007 could not be determined because there have been no recent sales of such stock and there is no established public trading market.

As of December 31, 2007 10,720,000 shares of the Company's $.0001 par value common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of SoTech, Inc. (the "Company") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

TABLE OF CONTENTS

Page

PART I

Item 1.

Business

4

Item 1A.

Risk Factors

5

Item 2.

Properties

8

Item 3.

Legal Proceedings

8

Item 4.

Submission of Matters to a Vote of Security Holders

9

PART II

Item 5.

Market for Registrant's Common Equity, Related Stockholder Matters and Small

Business Issuer Purchases of Equity Securities

9

Item 6.

Selected Financial Data

9

Item 7.

Management's Discussion and Analysis of Financial Condition

and Results of Operations

9

Item 7A.

Quantitive and Qualitative Disclosures About Market Risk

10

Item 8.

Financial Statements and Supplemental Data

10

Item 9.

Changes In and Disagreements With Accountants on Accounting and

Financial Disclosure

26

Item 9A(T).

Controls and Procedures

26

Item 9B.

Other Information

26

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

26

Item 11.

Executive Compensation

27

Item 12.

Security Ownership of Certain Beneficial Owners and Management and

Related Stockholder Matters

28

Item 13.

Certain Relationships and Related Transactions, and Director Independence

29

Item 14.

Principal Accountant Fees and Services

29

Item 15.

Exhibits and Financial Statement Schedules

30

Signatures

31

PART I

Item 1.

Business.

Introduction

SoTech, Inc. ("we", "us", "our", the "Company" or the "Registrant") was incorporated in the State of Georgia on September 8, 2003 and maintains its principal executive offices at 136 East Genessee Street, Syracuse, New York  13202. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination. The Company filed a registration statement on Form 10-SB with the U.S. Securities and Exchange Commission (the "SEC") on February 8, 2007, and since its effectiveness, the Company has begun efforts to identify a possible business combination.

The Company, based on proposed business activities, is a "blank check" company. The SEC defines such companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. The Company, as defined in Rule 12b-2 under the Exchange Act, also is a "shell company," defined as a company with no or nominal assets (other than cash) and no or nominal operations. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company's principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

Competition

The Company will face competition from other shell companies seeking to merge with a private company. The Company will be in a highly competitive market for a small number of business opportunities, which could reduce the likelihood of consummating a successful business combination. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we may be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

Employees

The Company currently has no employees. We have no intention of hiring employees until our business has been successfully launched and we have sufficient and reliable revenue streams from our operations. Our President and our Board members presently devote only a portion of their time to the operation of our business.

Risk Factors

An investment in our securities is highly speculative and subject to numerous and substantial risks. These risks include those set forth below and elsewhere in this Form 10-K. Readers are encouraged to review these risks carefully before making any investment decision.

Item 1A.  RISK FACTORS

THERE MAY EXIST CONFLICTS OF INTEREST ON THE PART OF OUR OFFICERS AND DIRECTORS.

Our directors and officers are or may become, in their individual capacities, officers, directors, controlling shareholders and/or partners of other entities engaged in a variety of businesses. Each of our officers and directors is engaged in business activities outside of the Company. There exist potential conflicts of interest including, among other things, time, effort and business combinations with other such entities.

Conflict with other blank check companies with which members of management may become affiliated in the future may arise in the pursuit of business combinations. Our officers and directors are not currently involved as officers and directors of other blank check companies, although they may be in the future. A potential conflict of interest may result if and when any of our officers or directors become an officer or director of another company, especially another blank check company.

OUR BUSINESS IS DIFFICULT TO EVALUATE BECAUSE WE HAVE NO OPERATING HISTORY.

As the Company has no operating history or revenue and only minimal assets, there is a risk that we will be unable to continue as a going concern and consummate a business combination. The Company has had no recent operating history nor any revenues or earnings from operations since inception. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination.

WE EXPECT A MERGER OR ACQUISITION TO RESULT IN A LACK OF DIVERSIFICATION, WHICH MEANS WE WILL BE SUBJECT TO ECONOMIC FLUCTUATION WITHIN A PARTICULAR INDUSTRY.

Because we have limited capital, it is unlikely we will be capable of negotiating more than one acquisition or merger. As a result, we expect to experience a lack of diversification, which may subject us to economic fluctuation within a particular industry in which a target company conducts business. In addition, any merger or acquisition effected by us may result in the issuance of additional securities, which may result in substantial dilution to the existing shareholders.

THERE IS COMPETITION FOR PRIVATE COMPANIES SUITABLE FOR A MERGER TRANSACTION OF THE TYPE CONTEMPLATED BY MANAGEMENT.

The Company is in a highly competitive market for a small number of business opportunities, which could reduce the likelihood of consummating a successful business combination. We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

OUR MANAGEMENT HAS LIMITED EXPERIENCE AND MAY MISS CERTAIN BUSINESS OPPORTUNITIES.

Our success will be dependent on our management. Our officers and director have only limited experience in the business activities in which we intend to engage. Management believes it has sufficient experience to implement our business plan, although there is no assurance that additional managerial assistance will not be required.

FUTURE SUCCESS IS HIGHLY DEPENDENT ON THE ABILITY OF MANAGEMENT TO LOCATE AND ATTRACT A SUITABLE ACQUISITION.

The nature of our operations is highly speculative. The success of our plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, we may not be successful in locating candidates meeting that criterion. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

OUR OFFICERS AND DIRECTORS ARE NOT PROFESSIONAL BUSINESS ANALYSTS.

The quality and desirability of business combinations will be determined by or under the supervision of our officers and directors. Our officers and directors are not professional business analysts and they may choose poor business combinations or they may miss good business combination opportunities.

THE COMPANY HAS NO EXISTING AGREEMENT FOR A BUSINESS COMBINATION OR OTHER TRANSACTION.

We have no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. No assurances can be given that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. We may not be able to negotiate a business combination on favorable terms.

MANAGEMENT INTENDS TO DEVOTE ONLY A LIMITED AMOUNT OF TIME TO SEEKING A TARGET COMPANY WHICH MAY ADVERSELY IMPACT OUR ABILITY TO IDENTIFY A SUITABLE ACQUISITION CANDIDATE.

While seeking a business combination, management anticipates devoting no more than a few hours per week to the Company's affairs. Our officers have not entered into written employment agreements with us and are not expected to do so in the foreseeable future. This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

THE TIME AND COST OF PREPARING A PRIVATE COMPANY TO BECOME A PUBLIC REPORTING COMPANY MAY PRECLUDE US FROM ENTERING INTO A MERGER OR ACQUISITION WITH THE MOST ATTRACTIVE PRIVATE COMPANIES.

Potential combination candidates may not be capable of complying with SEC disclosure requirements, such as audited financial statements. Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude consummation of an acquisition. Otherwise suitable acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable to the Company.

THE REPORT OF OUR INDEPENDENT AUDITORS INDICATES UNCERTAINTY CONCERNING OUR ABILITY TO CONTINUE AS A GOING CONCERN AND THIS MAY IMPAIR OUR ABILITY TO CONSUMMATE A BUSINESS COMBINATION.

Our independent auditors have raised substantial doubt about our ability to continue as a going concern. We cannot assure you that this will not impair our ability to consummate a business combination. Additionally, we cannot assure you that we will ever achieve significant revenues and therefore remain a going concern.

THE COMPANY MAY BE SUBJECT TO FURTHER GOVERNMENT REGULATION, WHICH WOULD ADVERSELY AFFECT OUR OPERATIONS.

Although we are subject to the reporting requirements under the Exchange Act, management believes we will not be subject to regulation under the Investment Company Act of 1940, as amended (the "Investment Company Act"), since we will not be engaged in the business of investing or trading in securities. If we engage in business combinations, which result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act. If so, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the Securities and Exchange Commission as to our status under the Investment Company Act and, consequently, violation of the Act could subject us to material adverse consequences.

ANY POTENTIAL ACQUISITION OR MERGER WITH A FOREIGN COMPANY MAY SUBJECT US TO ADDITIONAL RISKS.

If we enter into a business combination with a foreign concern, we will be subject to risks inherent in business operations outside of the United States. These risks include, for example, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders and cultural and language differences. Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings, and capital investment, resource self-sufficiency and balance of payments positions, and in other respects.

THERE IS CURRENTLY NO TRADING MARKET FOR OUR COMMON STOCK.

Outstanding shares of our Common Stock cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from registration under, the Securities Act and any other applicable federal or state securities laws or regulations. These restrictions will limit the ability of our stockholders to liquidate their investment.

OUR BUSINESS WILL HAVE NO REVENUES UNLESS AND UNTIL WE MERGE WITH OR ACQUIRE AN OPERATING BUSINESS.

We are a development stage company and have had no revenues from operations. We may not realize any revenues unless and until we successfully merge with or acquire an operating business.

THE COMPANY INTENDS TO ISSUE MORE SHARES IN A MERGER OR ACQUISITION, WHICH WILL RESULT IN SUBSTANTIAL DILUTION.

Our certificate of incorporation authorizes the issuance of a maximum of 100,000,000 shares of common stock and a maximum of 10,000,000 shares of preferred stock. Any merger or acquisition effected by us may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. Moreover, the common stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm's-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders. Our Board of Directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of Common Stock or Preferred Stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of Common Stock might be materially adversely affected.

BECAUSE WE MAY SEEK TO COMPLETE A BUSINESS COMBINATION THROUGH A "REVERSE MERGER", FOLLOWING SUCH A TRANSACTION WE MAY NOT BE ABLE TO ATTRACT THE ATTENTION OF MAJOR BROKERAGE FIRMS.

Additional risks may exist since we will assist a privately held business to become public through a "reverse merger." Securities analysts of major brokerage firms may not provide coverage of our Company since there is no incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of our post-merger company in the future.

THERE IS NO PUBLIC MARKET FOR OUR COMMON STOCK, NOR HAVE WE EVER PAID DIVIDENDS ON OUR COMMON STOCK.

There is no public trading market for our common stock and none is expected to develop in the foreseeable future unless and until the Company completes a business combination with an operating business and such business files a registration statement under the Securities Act of 1933, as amended. Additionally, we have never paid dividends on our Common Stock and do not presently intend to pay any dividends in the foreseeable future. We anticipate that any funds available for payment of dividends will be re-invested into the Company to further its business strategy.

OUR COMMON STOCK MAY NOT BE LISTED ON NASDAQ OR ANY OTHER SECURITIES EXCHANGE FOLLOWING A BUSINESS COMBINATION.

Following a business combination, we may seek the listing of our common stock on NASDAQ or another United States Stock Exchange. However, we may not be able to meet the initial listing standards of such an exchange following the merger, and even if we are able to obtain such a listing initially, we may not be able to maintain such listing of our common stock. After completing a business combination, until our common stock is listed on the NASDAQ or another stock exchange, we expect that our common stock would be eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system, or on the "pink sheets," where our stockholders may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock. In addition, we would be subject to an SEC rule that, if we failed to meet the criteria set forth in such rule, imposes various practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. Consequently, such rule may deter broker-dealers from recommending or selling our common stock, which may further affect the liquidity of our stock. This would also make it more difficult for us to raise additional capital following a business combination.

AUTHORIZATION OF PREFERRED STOCK.

Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock with designations, rights and preferences determined from time to time by its Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights, which could adversely affect the voting power or, other rights of the holders of the common stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Although we have no present intention to issue any shares of our authorized preferred stock, there can be no assurance that we will not do so in the future.

Item 2.

Properties.

The Company currently rents its office space and office equipment from its management. The Company currently has no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Item 3.

Legal Proceedings.

Presently, there are not any material pending legal proceedings to which we are a party or as to which any of our property is subject, and no such proceedings are known to be threatened or contemplated against us.

Item 4.

Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.  Market for Registrants Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

(a)

MARKET INFORMATION. The Company's common stock is not trading on any public trading market or stock exchange.

(b)

HOLDERS. As of December 31, 2007, there were approximately 70 record holders of 10,720,000 shares of the Company's common stock.

(c)

DIVIDEND POLICY. We have not declared or paid any cash dividends on our common stock and we do not intend to declare or pay any cash dividend in the foreseeable future.  The payment of dividends, if any, is within the discretion of our Board of Directors and will depend on our earnings, if any, our capital requirements and financial condition and such other factors as our Board of Directors may consider.

(d)

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS. We have not authorized the issuance of any of our securities in connection with any form of equity compensation plan.

(e)

RECENT SALE OF UNREGISTERED SECURITIES.  During the year ended December 31, 2007, we did not have any sales of securities that were not registered under the Securities Act of 1933, as amended

Item 6.

Selected Financial Data.

Not applicable.

Item 7.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

COSTS RELATED TO OUR OPERATIONS

THE YEAR ENDED DECEMBER 31, 2007 COMPARED TO THE YEAR ENDED DECEMBER 31, 2006

REVENUES

Our total sales revenue remained at $0 for the year ended December 31, 2007, when compared to the year ended December 31, 2006. There are no previous or current sales of merchandise to compare in 2007 or 2006 for a percentage of increase/decrease.

COSTS OF SALES

Our overall cost of sales remained at $0 for the year ended December 31, 2007, when compared to the year ended December 31, 2006. There are no previous or current costs of sales of merchandise to compare in 2007 or 2006 for a percentage of increase/decrease and systematic manner.

OPERATION AND ADMINISTRATIVE EXPENSES

Operating expenses increased by $ 8,590 or approximately 371% when comparing the $2,316 in the year ended December 31, 2006 to $10,906 in the year ended December 31, 2007.  Professional fees, which included

Accounting fees and Legal fees, increased by $6,687 over the same period in 2006.  These are fees we pay to accountants and attorneys throughout the year for performing various tasks.

GOING CONCERN QUALIFICATION

In their Independent Auditor's Report for the fiscal year ending December 31, 2007, Robison, Hill & Co. states that we have incurred annual losses since inception raising substantial doubt about our ability to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2007, the Company had assets consisting of cash in the amount of $14.  At December 31, 2007 the Company had total liabilities of $7,827. This amount includes a shareholder loan for $50 and $13 in interest on this loan. The shareholder loan accrues simple interest at the rate of 10% per annum.

CASH FLOW

Our primary sources of liquidity have been cash from operations and shareholder loans.

WE MAY HAVE TO DISCONTINUE OPERATIONS.

If we are unable to achieve or sustain profitability, or if operating losses increase in the future, we may not be able to remain a viable company and may have to discontinue operations. Our expenses have historically exceeded our revenues and we have had losses in all fiscal years of operation, including those in fiscal years 2006 and 2007, and the losses are projected to continue in 2008. Our net losses were $2,331 and $10,923 for the years ending December 31, 2006 and 2007, respectively.  The company has a cumulative net loss of $17,003 since September 8, 2003 (Inception) to the year ended December 31, 2007.  We have been concentrating on the development of our business plan. There is no assurance that we will be successful in implementing our business plan or that we will be profitable now or in the future.

Item 7A.  Quantitive and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 8.

Financial Statements and Supplementary Data.

SOTECH, INC.

(A Development Stage Company)

-:-

INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS’ REPORT

DECEMBER 31, 2007

CONTENTS

Page

Report of Independent Registered Public Accountants

13

Balance Sheets

December 31, 2007

December 31, 2006

14

Statements of Operations

For the years ended December 31, 2007 and 2006, and the cumulative period from September 8, 2003 (inception) to December 31, 2007

15

Statement of Stockholders' Equity

Since September 8, 2003 (inception) to December 31, 2007

16

Statements of Cash Flows

For years ended December 31, 2007 and 2006, and the cumulative period from September 8, 2003 (inception) to December 31, 2007

17

Notes to Financial Statement

18-25

ROBISON, HILL & CO.	Certified Public Accountants
A PROFESSIONAL CORPORATION
BRENT M. DAVIES, CPA
DAVID O. SEAL, CPA
W. DALE WESTENSKOW, CPA
BARRY D. LOVELESS, CPA
STEPHEN M. HALLEY, CPA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

Sotech, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of Sotech, Inc. (a development stage company) as of December 31, 2007, and 2006, and the related statements of operations, and cash flows for the years ended December 31, 2007, and 2006, and the cumulative since September 8, 2003 (inception) to December 31, 2007, and the statement of stockholder’s equity since September 8, 2003 (inception) to December 31, 2007.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sotech, Inc. (a development stage company) as of December 31, 2007, and 2006 and the results of its operations and its cash flows for the years ended December 31, 2007, and 2006 and the cumulative since September 8, 2003 (inception) to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred net losses of approximately $17,000, has a liquidity problem and has no revenues, which raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Robison, Hill & Co.

              Certified Public Accountants

Salt Lake City, Utah

March 31, 2008

MEMBERS OF AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
MEMBERS OF THE SEC PRACTICE SECTION and THE PRIVATE COMPANIES PRACTICE SECTION

1366 East Murray-Holladay Road, Salt Lake City, Utah 84117-5050

SOTECH, INC.
(A Development Stage Company)
BALANCE SHEETS

	December 31,	December 31,
	2007	2006
ASSETS
Current Assets:
Cash	$ 14	$ 3,418

Total Current Assets	$ 14	$ 3,418

LIABILITIES & EQUITY
Current Liabilities:
Accounts Payable	$ 7,764	$ 250
Related Party Payable	50	50
Interest Payable	13	8

Total Current Liabilities	7,827	308

Total Liabilities	7,827	308

Stockholder's Equity
Preferred Stock, par value $.0001,
Authorized 10,000,000 shares, Issued 0 shares at
December 31, 2007	-	-
Common Stock, par value $.0001,
Authorized 100,000,000 shares, Issued 10,720,000 shares at
December 31, 2007	1,072	1,072
Additional Paid-In Capital	8,118	8,118
Deficit Accumulated During the Development Stage	(17,003)	(6,080)

Total Stockholder's Equity	(7,813)	3,110

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$ 14	$ 3,418

The accompanying notes are an integral part of these financial statements

SOTECH, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			Cumulative
			Since
	For the Year Ended		September 8,
	December 31,		2003
	2007	2006	(Inception)

Revenues:	$ -	$ -	$ -

Expenses:
Accounting Fees	7,000	1,733	12,033
Bookkeeping Fees	1,969	549	2,518
General and Administrative	1,937	34	2,167
Legal Fees	-	-	250

Total Operating Expenses	10,906	2,316	16,968

Interest Expense	5	5	13

Net Loss Before Taxes	(10,911)	$ (2,321)	(16,981)

Income Tax	12	10	22

Net Loss	$ (10,923)	$ (2,331)	$ (17,003)

Basic & Diluted Loss per Share	$ (0.00)	$ (0.00)

Weighted Average Shares
Outstanding	10,720,000	10,720,000

The accompanying notes are an integral part of these financial statements

SOTECH, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
				Deficit
				Accumulated
				Since	Total
				September 8,	Stockholders'
	Common Stock		Paid in	2003	Equity
	Shares	Par Value	Capital	(Inception)	Deficiency

Balance at September 8, 2003 (Inception)	-	$ -	$ -	$ -	$ -
Net Loss	-	-	-	-	-
Balance at December 31, 2003	-	-	-	-	-
Net Loss	-	-	-	-	-
Balance at December 31, 2004	-	-	-	-	-
May 11, 2005, Shares Issued for Cash at .01 per share	50,000	5	495	-	500
May 27, 2005, Shares Issued for Cash at .0001 per share	900,000	90	-	-	90
June 14, 2005, Shares Issued for Cash at .0001 per share	6,000,000	600	-	-	600
June 22, 2005, Shares Issued for Cash at .01 per share	450,000	45	4,455	-	4,500
June 23, 2005, Shares Issued for Cash at .01 per share	100,000	10	990	-	1,000
July 11, 2005, Shares Issued for Cash at .0001 per share	2,80,000	280	-	-	280
July 13, 2005, Shares Issued for Cash at .0001 per share	200,000	20	-	-	20

July 27, 2005, Shares Issued for Cash at .01 per share	220,000	22	2,178	-	2,200
Net Loss	-	-	-	(3,749)	(3,749)
Balance at December 31, 2005	10,720,000	1,072	8,118	(3,749)	5,441
Net Loss	-	-	-	(2,331)	(2,331)
Balance at December 31, 2006	10,720,000	1,072	8,118	(6,080)	3,110
Net Loss	-	-	-	(10,923)	(10,923)

Balance at December 31, 2007	10,720,000	$ 1,072	$ 8,118	$ (17,003)	(7,813)

The accompanying notes are an integral part of these financial statements

SOTECH, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
			Cumulative
			since
	For the Years Ended		September 8,
	December 31,		2003
	2007	2006	(Inception)
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss	$ (10,923)	$ (2,331)	$ (17,003)
Changes in Operating Assets and Liabilities
Increase (Decrease) in Accounts Payable	7,514	-	7,764
Increase (Decrease) in Accrued Interest	5	5	13

Net Cash Used in Operating Activities	(3,404)	(2,326)	(9,226)

CASH FLOWS FROM INVESTING
ACTIVITIES

Net Cash Provided by Investing Activities	-	-	-

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from Related Party Payable	-	-	50
Proceeds from Sale of Common Stock	-	-	9,190

Net Cash Provided by Financing Activities	-	-	9,240
Net (Decrease) Increase in Cash	(3,404)	(2,326)	14
Cash at Beginning of Period	3,418	5,744	-

Cash at End of Period	$ 14	$ 3,418	$ 14
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$ -	$ -	$ -
Franchise Taxes	$ 12	$ 10	$ 22

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

Several conditions and events cast doubt about the Company’s ability to continue as a “going concern.”  The Company has incurred net losses of approximately $ 17,000 for the period from September 8, 2003 (inception) to December 31, 2007, has no revenues and requires additional financing in order to finance its business activities on an ongoing basis.  The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.  Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a “going concern”

These financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a “going concern”.  While management believes that the actions already taken or planned, will mitigate the adverse conditions and events which raise doubt about the validity of the “going concern” assumption used in preparing these financial statements, there can be no assurance that these actions will be successful.  If the Company were unable to continue as a “going concern,” then substantial adjustments would be necessary to the carrying values of assets, the reported amounts of its liabilities, the reported revenues and expenses, and the balance sheet classifications used.

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

Nature of Business

The Company has no products or services as of December 31, 2007.  The Company was organized as a vehicle to seek merger or acquisition candidates.  The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

Financial Instruments

The Company’s financial assets and liabilities consist of cash, inventory, accounts receivable, property and equipment, and accounts payable. Except as otherwise noted, it is management’s opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair values of these financial instruments approximate their carrying values due to the sort-term maturities of these instruments.

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

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.  The Company had cash and cash equivalents of $14 and $3,418 as of December 31, 2007 and 2006 all of which was fully covered by federal depository insurance.

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

Loss per Share

Basic loss per share has been computed by dividing the loss for the period applicable to the common stockholders by the weighted average number of common shares outstanding during the years.  There were no common equivalent shares outstanding during the years ended December 31, 2007 and 2006.

Stock-Based Compensation

Effective June 1, 2006, the company adopted the provisions of SFAS No. 123 (R) requiring employee equity awards to be accounted for under the fair value method. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award. Prior to June 1, 2006, the company accounted for awards granted to employees under its equity incentive plans under the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations, and provided the required pro forma disclosures prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), as amended. No stock options were granted to employees during the years ended December 31, 2007, and 2006 and accordingly, no compensation expense was recognized under APB No. 25 for the years ended December 31, 2007, and 2006. In addition, no compensation expense is required to be recognized under provisions of SFAS No. 123 (R) with respect to employees.

SOTECH, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation (Continued)

Under the modified prospective method of adoption for SFAS No. 123 (R), the compensation cost recognized by the company beginning on June 1, 2006 includes (a) compensation cost for all equity incentive awards granted prior to, but not vested as of June 1, 2006, based on the grant-dated fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all equity incentive awards granted subsequent to June 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No, 123 (R). The company uses the straight-line attribution method to recognize share-based compensation costs over the service period of the award. Upon exercise, cancellation, forfeiture, or expiration of stock options, or upon vesting or forfeiture of restricted stock units, deferred tax assets for options and restricted stock units with multiple vesting dates are eliminated for each vesting period on a first-in, first-out basis as if each vesting period was a separate award. To calculate the excess tax benefits available for use in offsetting future tax shortfalls as of the dated of implementation, the company followed the alternative transition method discussed in FASB Staff Position No. 123 (R)-3.  During the periods ended December 31, 2007 and 2006, no stock options were granted to non-employees. Accordingly, no stock-based compensation expense was recognized for new stock option grants in the Statement of Operations and Comprehensive Loss at December 31, 2007 and 2006.

Recent Accounting Standards

~~In June, 2006 the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”. This Interpretation clarifies, among other things, the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.~~

~~This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition is effective for fiscal years beginning after December 15, 2006. Earlier application is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period the Interpretation is adopted. FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, is effective for fiscal years beginning after December 15, 2006. Earlier application is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period the Interpretation is adopted.  Management is evaluating the financial impact of this pronouncement.~~

~~SOTECH, INC.~~

~~(A Development Stage Company)~~

~~NOTES TO FINANCIAL STATEMENTS~~

~~(Continued)~~

~~NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)~~

~~Recent Accounting Standards (Continued)~~

~~In September 2006, the FASB issued SFAS No. 157, "Accounting for Fair Value Measurements." SFAS No. 157 defines fair value, and establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. SFAS No. 157 is effective for the Company for financial statements issued subsequent to November 15, 2007. The Company does not expect the new standard to have any material impact on the financial position and results of operations.~~

~~In September 2006, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”) which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 becomes effective in fiscal 2007. Management is evaluating the financial impact of this pronouncement.~~

In February 2007, the FASB issued SFAS no, 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 provides companies with an option to report selected financials assets and liabilities at fair value.  The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently.  Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings.

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

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

 (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Standards (Continued)

In December 2007, the FASB issued No. 160, “Noncontrolling Interests in Financial Statements, an amendment of ARB No. 51" (“SFAS 160").  SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This Statement is effective for fiscal years beginning on or after December 15, 2008.  Early adoption is not permitted. Management is currently evaluating the effects of this statement, but it is not expected to have any impact on the Company’s financial statements.

In December 2007, the FASB issued No. 141(R),  “Business Combinations” (“SFAS 141(R)”.  SFAS 141(R) provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. SFAS 141(R) also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. SFAS 141(R) is effective for business combinations occurring in fiscal years beginning after December 15, 2008, which will require the Company to adopt these provisions for business combinations occurring in fiscal 2009 and thereafter. Early adoption of SFAS 141(R) is not permitted.  Management is currently evaluating the effects of this statement, but it is not expected to have any impact on the Company’s financial statements.

In March 2008, the FASB issued No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.  (“SFAS 161").  SFAS 161 requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves the transparency of financial reporting.  This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  Management is currently evaluating the effects of this statement, but it is not expected to have any impact on the Company’s financial statements.

SOTECH, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE 2 - INCOME TAXES

As of December 31, 2007, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $17,002 that may be offset against future taxable income through 2025.  Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.  No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused.  Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

	2007	2006
Net Operating Losses	$ 2,550	$ 912
Valuation Allowance	(2,550)	(912)
	$ -	$ -

The provision for income taxes differs from the amount computed using the federal US statutory income tax rate as follows:

	2007	2006
Provision (Benefit) at US Statutory Rate	$ 1,638	$ 350
Increase (Decrease) in Valuation Allowance	(1,638)	(350)
	$ - -	$ -

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

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE 3 – UNCERTAIN TAX POSITIONS (Continued)

Interest costs related to unrecognized tax benefits are classified as “Interest expense, net” in the accompanying consolidated statements of operations. Penalties, if any, would be recognized as a component of “Selling, general and administrative expenses”. The Company recognized $0 of interest expense related to unrecognized tax benefits ~~for the nine months ended September 30~~ during , 2007.  In many cases the company’s uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities.

With few exceptions, the company is generally no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for years before 200 ~~3~~ 4 .. The following describes the open tax years, by major tax jurisdiction, as of January 1, 2007:

United States (a)	200 ~~3~~ 4 – Present

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

NOTE 5 - COMMITMENTS

As of December 31, 2007, all activities of the Company have been conducted by corporate officers from either their homes or business offices.  Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

SOTECH, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE 6 – RELATED PARTY TRANACTIONS

An Officer of the Company, Joseph Passalaqua, has advanced the Company $50 in order to open a bank account in the name of the Company.  The note accrues simple interest at a rate of 10% annually and is payable on demand.  As of December 31, 2007 and 2006 the Company owed $50, and $50 related to this note, and had accrued $13 and $8 respectively in simple interest.

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

~~Insert Auditors’ Report~~

Item 9.

Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).  Controls and Procedures.

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's registered public accounting firm due to a transition period established by Rules of the Securities and Exchange Commission for newly public companies.

Item 9B.  Other Information.

None.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information regarding the Company's directors and executive officers for the fiscal year ended December 31, 2007:

MANAGEMENT

NAME	AGE	POSITION
William D. Harper	47	President/Director
Mary Fortino	26	Secretary/Director
Stephanie Passalaqua	28	Director

BIOGRAPHIES

William D. Harper is the President and a director of the Company and he has held this position since May, 2005. Mr. Harper also currently serves as a business development manager for Centrix Financial, LLC, a Denver, Colorado-based automotive indirect lender. Mr. Harper has held this position since February, 2005. From January, 2003 to May, 2005, Mr. Harper was a business development manager for First Niagara Bank located in Lockport, New York. From January, 2002 to January, 2003, Mr. Harper was regional sales manager for Household Automotive Finance located in San Diego, California. In 1982 Mr. Harper received a Bachelor of Science degree in accounting from Lemoyne College in Syracuse, New York.

Mary Fortino is the Secretary and a director of the Company, and she has held these positions since May, 2005. Since November, 2000 Ms. Fortino has served a teacher for Farouk Systems, a Coca Cola Company. Ms. Fortino served as a bookkeeper and financial officer for Metro Studio, a salon from 2004 to 2005. In addition, Ms. Fortino operated her own salon from 2000 through 2005. Ms. Fortino is a high school graduate.

Stephanie Passalaqua is a director of the Company and she has held that position since May, 2005. Ms. Passalaqua also serves as President of Action Industries, a provider of pay telephone services. Ms. Passalaqua was elected as a director in March, 2005 and her term ends when her successor is elected. In May, 2004 Ms. Passalaqua received an associate in applied science degree from Onondega Community College, located in Onondega, New York.

(b) Significant Employees.

As of the date hereof, the Company has no significant employees.

(c) Family Relationships.

None.

(d) Involvement in Certain Legal Proceedings.

None.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Exchange Act requires the Company's directors and officers, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company's securities with the SEC on Forms 3, 4 and 5. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on the Company's review of the copies of the forms received by it during the fiscal year ended December 31, 2007 and representations that no other reports were required, the Company believes that no persons who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company's common stock failed to comply with all Section 16(a) filing requirements during such fiscal year.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions because our stock is not trading and we are not a member of any exchange that would require such a code.

Nominating Committee

We have not adopted any procedures by which security holders may recommend nominees to our Board of Directors.

Audit Committee

Our Board of Directors acts as our audit committee. We do not have a qualified financial expert at this time, because we have not been able to hire a qualified candidate. Further, we believe that we have inadequate financial resources at this time to hire such an expert.

Item 11.

Executive Compensation.

The following table sets forth the cash compensation paid by the Company to its President and all other executive officers for services rendered during the fiscal year ended December 31, 2007.

Name and Position	Year	Total Compensation

William D. Harper, President/Director	2007	None
Mary Fortino, Secretary/Director	2007	None
Stephanie Passalaqua, Director	2007	None

Director Compensation

We do not currently pay any cash fees to our directors, but we pay directors' expenses in attending board meetings. During the year ended December 31, 2007 no director expenses were reimbursed.

Employment Agreements

The Company is not a party to any employment agreements.

Compensation Committee Interlocks and Insider Participation

Our board of directors serves as our compensation committee, however; the Company has paid no compensation to its officers or employees as of this date and there have been no deliberations regarding such compensation. Accordingly, there is no Compensation Committee Report or Compensation Discussion or Analysis.

Item 12.

  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2008, by (i) each person who is known by us to own beneficially more than 5% of our outstanding common stock; (ii) each of our officers and directors; and (iii) all of our directors and officers as a group.

Name and Address of Beneficial Owner	Amount of Common Stock Beneficially Owned	Percentage Ownership of Common stock(1)

William D. Harper 10031 Carousel Center Syracuse, New York 13290	300,000	2.8

Mary Fortino 51 Luther Road West Monroe, New York 13167	300,000	2.8

Stephanie Passalaqua 8744 River Side House Path Brewerton, New York 13029	300,000	2.8

Probst Capital, LLC 115 Perimeter Center Place Suite 170 Atlanta, Georgia 30346	3,000,000(2)	25.2

Joan Fortman 7417 Herstone Green Drive Charlotte, North Carolina 28277	3,000,000	25.2

Cobalt Blue, LLC	2,700,000(3)	24.2

All Officers and Directors as a Group (3 persons)	900,000	8.4

(1)

Applicable percentage ownership is based on 10,720,000 shares outstanding as of December 31, 2007. There are no options, warrants, rights, conversion privilege or similar right to acquire the common stock of the Company outstanding as of December 31, 2007.

(2)

Probst Capital, LLC is a Georgia limited liability company that is beneficially-owned by Richard W. Jones, a partner with the law firm of Jones, Haley & Mottern, P.C., which serves as counsel to the Company.

(3)

Cobalt Blue, LLC is a New York limited liability company that is beneficially-owned by Mary Passalaqua, a resident of Liverpool, New York.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company does not currently have any equity compensation plans and no warrants, options or rights have been issued pursuant to such a plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

None.

Item 14. Principal Accountant Fees and Services.

Robison Hill & Company ("RHC") is the Company's independent registered public accountant.

Audit Fees

The aggregate fees billed by RHC for professional services rendered for the audits of our annual financial statements and reviews of financial statements included in our quarterly reports on Form 10-QSB or services that are normally provided in connection with statutory and regulatory filings were $1,500 for the fiscal year ended December 31, 2006 and $6,832 for the fiscal year ending December 31, 2007.

Audit-Related Fees

The aggregate fees billed by RHC for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements were $0 for the fiscal year ended December 31, 2006 and $0 for the fiscal year ending December 31, 2007.

Tax Fees

The aggregate fees billed by RHC for professional services for tax compliance, tax advice and tax planning were $0 for the fiscal year ended December 31, 2006 and $168 for the fiscal year ending December 31, 2007.

All Other Fees

The aggregate fees billed by RHC for other products and services were $0 for the fiscal year ended and December 31, 2006 and $0 for the fiscal year ending December 31, 2007.

Pre-approval Policy

We do not currently have a standing audit committee. The services described above were approved by our Board of Directors.

Item 15. Exhibits and Financial Statement Schedules.

Index to Exhibits

Exhibit	Description

*3.1	Certificate of Incorporation

*3.3	By-laws

*4.0	Stock Certificate

31.1

Certification of the Company's Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley

Act of 2002, with respect to the registrant's Annual Report on Form 10-KSB for the year ended

December 31, 2007.

31.2

Certification of the Company's Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley

Act of 2002, with respect to the registrant's Annual Report on Form 10-KSB for the year ended

December 31, 2007.

32.1	Certification of the Company's Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Company's Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

______________________________________

*	Filed as an exhibit to the Company's registration statement on Form 10-SB, as filed with the Securities and Exchange Commission on February 8, 2007, and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOTECH, INC.

Dated: March 21, 2008	By:	/s/William D. Harper
	Name:	William D. Harper
	Title:	President

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/William D. Harper	President/Director	March 21, 2008
William D. Harper

/s/Mary Fortino	Secretary/Director	March 21, 2008
Mary Fortino

/s/Stephanie Passalaqua	Director	March 21, 2008
Stephanie Passalaqua