Form 10-Q
period 2007-03-31
SoTech, Inc.
filed 2008-05-02
CIK 1345906

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes [  ]       No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  10,720,000 shares of $.0001 par value common stock outstanding as of March 31, 2008.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer [  ]

Accelerated Filer [  ]

Non-Accelerated Filer [  ]

Smaller reporting company [X]

(Do not check if a smaller reporting company)

SOTECH, INC.
(a corporation in the development stage)-

INTERIM AND UNAUDITED FINANCIAL STATEMENTS INDEX

PART I – FINANCIAL INFORMATION:

      Page

Item 1. Financial Statements 3

Balance Sheet – March 31, 2008 (unaudited)………………… ……………………………………………….4

Statement of Operations for the three months ended Mach 31, 2008 (unaudited) 5

Statement of Cash Flows for the three months ended March 31, 2008 (unaudited) 6

Notes to Unaudited Financial Statements 7-13

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

14

Item 3.  Quantitive and Qualitative Disclosure About Market Risks

15

Item 4.  Controls and Procedures

15

PART II – OTHER INFORMATION:

Item 1.  Legal Proceedings

16

Item 1A.  Risk Factors

16

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

16

Item 3.  Defaults Upon Senior Securities

16

Item 4.  Submission of Matters to a Vote of Security Holders

16

Item 5.  Other Information

16

Item 6.  Exhibits

17

Signatures

17

SOTECH, INC.
(A Development Stage Company)
BALANCE SHEETS
	(Unaudited)
	March 31,	December 31,
	2008	2007
ASSETS
Current Assets:
Cash	$ 14	$ 14

Total Current Assets	14	14

LIABILITIES & EQUITY
Current Liabilities:
Accounts Payable	291	7,764
Interest Payable	143	13
Related Party Accounts Payable	1,336	-
Shareholder Loan	7,050	50

Total Current Liabilities	8,820	7,827

Total Liabilities	8,820	7,827

Stockholder's Equity
Preferred Stock, par value $.0001,
Authorized 10,000,000 shares, Issued 0 shares at
March 31, 2008 and December 31, 2007	-	-
Common Stock, par value $.0001,
Authorized 100,000,000 shares, Issued 10,720,000 shares at
March 31, 2008 and December 31, 2007	1,072	1,072
Additional Paid-In Capital	8,118	8,118
Deficit Accumulated During the Development Stage	(17,996)	(17,003)

Total Stockholder's Equity	(8,806)	(7,813)

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$ 14	$ 14

The accompanying notes are an integral part of these financial statements

SOTECH, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

			Cumulative
			Since
	For the Three Months Ended		September 8,
	March 31,		2003
	2008	2007	(Inception)

Revenues:	$ -	$ -	$ -

Expenses:
Accounting Fees	-	-	12,033
Bookkeeping Fees	863	698	3,381
General and Administrative	-	95	2,167
Legal Fees	-	-	250

Total Operating Expenses	863	793	17,831

Interest Expense	130	2	143

Net Loss Before Taxes	(993)	(795)	(17,974)

Income Tax	-	-	22

Net Income (Loss)	$ (993)	$ (795)	$ (17,996)

Basic & Diluted Loss per Share	$ -	$ -

Weighted Average Shares
Outstanding	10,720,000	10,720,000

The accompanying notes are an integral part of these financial statements

SOTECH, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(Unaudited)
			Cumulative since
	For the Three Months Ended		September 8,
	March 31,		2003
	2008	2007	(Inception)
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss	$ (993)	$ (795)	$ (17,996)
Increase (Decrease) in Accounts Payable	(5,664)	294	291
Increase (Decrease) in Related Party Accounts Payable	(473)	-	1,336
Increase (Decrease) in Accrued Interest	130	2	143

Net Cash Used in Operating Activities	(7,000)	(499)	(16,226)
CASH FLOWS FROM INVESTING
ACTIVITIES
Net Cash Provided by Investing Activities	-	-	-

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from Shareholder Loan	7,000	-	7,050
Proceeds from Sale of Common Stock	-	-	9,190

Net Cash Provided by Financing Activities	7,000	-	16,240

Net (Decrease) Increase in Cash	-	(499)	14
Cash at Beginning of Period	14	3,418	-
Cash at End of Period	14	2,919	14

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$ -	$ -	$ -
Franchise Taxes	$ -	$ -	$ 22

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

Interim Financial Statements

The unaudited financial statements as of March 31, 2008 and the three months then ended, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of the operations for all three months.  Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Nature of Operations and Going Concern

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a “going concern”, which assume that Sotech, Inc. (hereto referred to as the “Company”) will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

Several conditions and events cast doubt about the Company’s ability to continue as a “going concern.”  The Company has incurred net losses of approximately $ 17,996 for the period from September 8, 2003 (inception) to March 31, 2008, has no revenues and requires additional financing in order to finance its business activities on an ongoing basis.  The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.  Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a “going concern”

These financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a “going concern”.  While management believes that the actions already taken or planned, will mitigate the adverse conditions and events which raise doubt about the validity of the “going concern” assumption used in preparing these financial statements, there can be no assurance that these actions will be successful.

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

Nature of Business

The Company has no products or services as of March 31, 2008.  The Company was organized as a vehicle to seek merger or acquisition candidates.  The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

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

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.  The Company had cash and cash equivalents of $14 for both three months ended March 31, 2008 and the year ended December 31, 2007, all of which was fully covered by federal depository insurance.

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

Loss per Share

Basic loss per share has been computed by dividing the loss for the period applicable to the common stockholders by the weighted average number of common shares outstanding during the years.  There were no common equivalent shares outstanding during the three months ended March 31, 2008 and March 31, 2007.

Income Taxes

The Company accounts for income taxes under the provisions of SFAS No.109, “Accounting for Income Taxes.”  SFAS No.109 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities.

Reclassification

Certain reclassifications have been made in the 2007 financial statements to conform to the March 31, 2008 presentation.

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

The FASB has indicated it believes that SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting.  SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  SFAS 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157 and SFA No. 107, “Disclosures about Fair Value of Financial Instruments.”  SFAS 159 is effective for the Company as of the beginning of fiscal year 2008.  The adoption of this pronouncement did not have an impact on the Company’s financial position, results of operations or cash flows.

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

NOTE 2 - DEVELOPMENT STAGE COMPANY

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

NOTE 3 - COMMITMENTS

As of March 31, 2008, all activities of the Company have been conducted by corporate officers from either their homes or business offices.  Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 4 – RELATED PARTY TRANACTIONS

An Officer of the Company, Joseph Passalaqua, has advanced the Company $50 in order to open a bank account in the name of the Company.  The note accrues simple interest at a rate of 10% annually and is payable on demand.  As of March 31, 2008 the Company owed $50, related to this note, and it has accrued $15 in simple interest.

A Shareholder of the Company, Oxford Financial Group, has advanced the Company $ 7,000.  The note accrues simple interest at a rate of 10% annually and is payable upon demand.  As of March 31, 2008 the Company owed $7,000, related to this note, and it has accrued $128 in simple interest.

As of March 31, 2008, the Company currently has a Related Party Accounts Payable due to Lyboldt-Daly, Inc. for Bookkeeping expenses.  Joseph Passalaqua, an officer of the Company is President and Sole Director of Lyboldt-Daly, Inc.

SOTECH, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE 5 – COMMON STOCK TRANSACTIONS

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

Item 2.  Management Discussion and Analysis of Financial Conditions and Results of Operations

THE THREE MONTHS ENDED MARCH 31, 2008 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2007

REVENUES

Our total sales revenue remained at $0 for the three months ended March 31, 2008, when compared to the three months ended March 31, 2007. There are no previous or current sales of merchandise to compare in 2008 or 2007 for a percentage of increase/decrease.

COSTS OF SALES

Our overall cost of sales remained at $0 for the three months ended March 31, 2008, when compared to the three months ended March 31, 2007. There are no previous or current costs of sales of merchandise to compare in 2008 or 2007 for a percentage of increase/decrease and systematic manner.

OPERATION AND ADMINISTRATIVE EXPENSES

Operating expenses increased by $70 or approximately 9% when comparing the $863 in the three months ended March 31, 2008 to $793 in the three months ended March 31, 2007. Professional fees, which included Accounting fees, Bookkeeping fees and Legal fees, increased by $165 over the same period in 2007. These are fees we pay to accountants and attorneys throughout the year for performing various tasks.

GOING CONCERN QUALIFICATION

In their Independent Auditor's Report for the fiscal year ending December 31, 2007, Robison, Hill & Co. states that we have incurred annual losses since inception raising substantial doubt about our ability to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2008, the Company had assets consisting of cash in the amount of $14.  At March 31, 2008 the Company had total liabilities of $8,820. This amount includes shareholder loans for $7,050 and $143 in interest on these loans. The shareholder loans accrue simple interest at the rate of 10% per annum.

CASH FLOW

Our primary sources of liquidity have been cash from operations and shareholder loans.

WE MAY HAVE TO DISCONTINUE OPERATIONS.

If we are unable to achieve or sustain profitability, or if operating losses increase in the future, we may not be able to remain a viable company and may have to discontinue operations. Our expenses have historically exceeded our revenues and we have had losses in all fiscal years of operation, including those in the fiscal year ending 2007, and the losses are projected to continue in 2008. Our net losses for the three months ending March 31, 2008 and the year ending December 31, 2007 were $993 and $795, respectively. The company has a cumulative net loss of $17,996 since September 8, 2003 (Inception) to the period ended March 31, 2008. We have been concentrating on the development of our products, services and business plan. There is no assurance that we will be successful in implementing our business plan or that we will be profitable now or in the future.

We have been concentrating on the development of our business plan. There is no assurance that we will be successful in implementing our business plan or that we will be profitable now or in the future.

COMMON STOCK

We are authorized to issue 100,000,000 shares of Common Stock, with a par value of $0.0001. There are 10,720,000 shares of Common Stock issued and outstanding as of the date of this Quarterly Report on Form 10-Q. All shares of common stock have one vote per share on all matters including election of directors, without provision for cumulative voting. The common stock is not redeemable and has no conversion or preemptive rights. The common stock currently outstanding is validly issued, fully paid and non- assessable. In the event of liquidation of the company, the holders of common stock will share equally in any balance of the company's assets available for distribution to them after satisfaction of creditors and preferred shareholders, if any. The holders of common stock of the company are entitled to equal dividends and distributions per share with respect to the common stock when, as and if, declared by the board of directors from funds legally available.

PREFERRED STOCK

We are authorized to issue 10,000,000 shares of Preferred Stock, with a par value of $0.0001.  There are 0 shares of preferred stock issued and outstanding as of the date of this Quarterly Report on Form 10-Q.

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

Item 3.  Quantitive and Qualitative Disclosure About Market Risks.

Not Applicable.

Item 4.  Controls and Procedures

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

We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

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

Item 1A.  Risk Factors.

There have been no material changes to the risk factors previously disclosed under item 1 of the Company’s Registration Statement on Form 10-SB as filed with the United States Securities and Exchange Commission on February 9, 2007.

Item 2.  Unregistered sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

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

32.1

Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002.

32.2

Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002.

* Filed as an exhibit to the Company's Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on February 9, 2007, and incorporated herein by this reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Dated:  May 2, 2008

SOTECH, INC.

By:  /s/ William D. Harper

          William D. Harper

17