Form 10-Q
period 2008-09-30
SoTech, Inc.
filed 2008-10-22
CIK 1345906

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

(Do not check if a smaller reporting company)

SOTECH, INC.
(a corporation in the development stage)-

INTERIM AND UNAUDITED FINANCIAL STATEMENTS INDEX

PART I – FINANCIAL INFORMATION:

      Page

Item 1. Financial Statements 3

Balance Sheet – September 30, 2008 (unaudited)………………… ……………………………………………….4

Statement of Operations for the six months ended September 30, 2008 (unaudited) 5

Statement of Cash Flows for the six months ended September 30, 2008 (unaudited) 6

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

16

Item 3.  Defaults Upon Senior Securities

16

Item 4.  Submission of Matters to a Vote of Security Holders

17

Item 5.  Other Information

17

Item 6.  Exhibits

17

Signatures

17

SOTECH, INC.
(A Development Stage Company)
BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2008	2007
ASSETS
Current Assets:
Cash	$ 2	$ 14

Total Current Assets	2	14

LIABILITIES & EQUITY
Current Liabilities:
Accounts Payable	4,597	7,291
Interest Payable	496	13
Related Party Accounts Payable	2,398	473
Shareholder Loans	7,050	50

Total Current Liabilities	14,541	7,827

Total Liabilities	14,541	7,827

Stockholder's Equity
Preferred Stock, par value $.0001,
Authorized 10,000,000 shares, Issued 0 shares at
September 30, 2008 and December 31, 2007	-	-
Common Stock, par value $.0001,
Authorized 100,000,000 shares, Issued 10,720,000 shares at
September 30, 2008 and December 31, 2007	1,072	1,072
Additional Paid-In Capital	8,118	8,118
Deficit Accumulated During the Development Stage	(23,729)	(17,003)

Total Stockholder's Equity	(14,539)	(7,813)

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$ 2	$ 14

The accompanying notes are an integral part of these financial statements

SOTECH, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative
					Since
	For the Three Months Ended		For the Nine Months Ended		September 8,
	September 30,		September 30,		2003
	2008	2007	2008	2007	(Inception)

Revenues:	$ -	$ -	$ -	$ -	$ -

Expenses:
Accounting Fees	-	-	4,080	-	16,113
Bookkeeping Fees	438	410	1,926	1,497	4,443
General and Administrative	183	1,519	237	1,614	2,405
Legal Fees	-	-	-	-	250

Total Operating Expenses	621	1,929	6,243	3,111	23,211

Interest Expense	177	1	483	4	496

Net Loss Before Taxes	(798)	(1,930)	(6,726)	(3,115)	(23,707)

Income Tax	-	-	-	-	22

Net Income (Loss)	$ (798)	$ (1,930)	$ (6,726)	$ (3,115)	$ (23,729)

Basic & Diluted Loss per Share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted Average Shares
Outstanding	10,720,000	10,720,000	10,720,000	10,720,000

The accompanying notes are an integral part of these financial statements

SOTECH, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(Unaudited)
			Cumulative
			since
	For the Nine Months Ended		September 8,
	September		2003
	2008	2007	(Inception)
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss	$ (6,726)	$ (3,115)	$ (23,729)
Decrease (Increase) in Accounts Payable	(2,694)	-	4,597
Increase (Decrease) in Related Party Accounts Payable	1,925	53	2,398
Increase (Decrease) in Accrued Interest	483	4	496

Net Cash Used in Operating Activities	(7,012)	(3,058)	(16,238)

CASH FLOWS FROM INVESTING
ACTIVITIES
Net Cash Provided by Investing Activities	-	-	-
CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from Shareholder Loan	7,000	-	7,050
Proceeds from Sale of Common Stock	-	-	9,190

Net Cash Provided by Financing Activities	7,000	-	16,240

Net (Decrease) Increase in Cash	(12)	(3,058)	2
Cash at Beginning of Period	14	3,418	-

Cash at End of Period	$ 2	$ 360	$ 2

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$ -	$ -	$ -
Franchise Taxes	$ -	$ -	$ 22

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

Interim Financial Statements

The unaudited financial statements as of September 30, 2008 and the nine months then ended, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of the operations for all three months.  Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Nature of Operations and Going Concern

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a “going concern”, which assume that Sotech, Inc. (hereto referred to as the “Company”) will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

Several conditions and events cast doubt about the Company’s ability to continue as a “going concern.”  The Company has incurred net losses of approximately $ 23,729 for the period from September 8, 2003 (inception) to September 30, 2008, has no revenues and requires additional financing in order to finance its business activities on an ongoing basis.  The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities.  The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.  Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a “going concern”

These financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a “going concern”.  While management believes that the actions already taken or planned, will mitigate the adverse conditions and events which raise doubt about the validity of the “going concern” assumption used in preparing these financial statements, there can be no assurance that these actions will be successful.

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

Nature of Business

The Company has no products or services as of September 30, 2008.  The Company was organized as a vehicle to seek merger or acquisition candidates.  The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

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

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.  The Company had cash and cash equivalents of $2 and $14 for the nine months ended September 30, 2008 and the year ended December 31, 2007, respectively, all of which was fully covered by federal depository insurance.

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

Loss per Share

Basic loss per share has been computed by dividing the loss for the period applicable to the common stockholders by the weighted average number of common shares outstanding during the years.  There were no common equivalent shares outstanding during the nine months ended September 30, 2008 and September 30, 2007.

Income Taxes

The Company accounts for income taxes under the provisions of SFAS No.109, “Accounting for Income Taxes.”  SFAS No.109 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities.

Reclassification

Certain reclassifications have been made in the 2007 financial statements to conform to the September 30, 2008 presentation.

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

In March 2008, the FASB issued No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.  (“SFAS 161”).  SFAS 161 requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves the transparency of financial reporting.  This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  Management is currently evaluating the effects of this statement, but it is not expected to have any impact on the Company’s financial statements.

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

NOTE 3 - COMMITMENTS

As of September 30, 2008, all activities of the Company have been conducted by corporate officers from either their homes or business offices.  Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 4 – RELATED PARTY TRANACTIONS

An Officer of the Company, Joseph Passalaqua, has advanced the Company $50 in order to open a bank account in the name of the Company.  The note accrues simple interest at a rate of 10% annually and is payable on demand.  As of September 30, 2008 the Company owed $50, related to this note, and it has accrued $17 in simple interest.

A Shareholder of the Company, Oxford Financial Group, has advanced the Company $7,000.  The note accrues simple interest at a rate of 10% annually and is payable upon demand.  As of September 30, 2008 the Company owed $7,000, related to this note, and it has accrued $479 in simple interest.

As of September 30, 2008, the Company currently has a Related Party Accounts Payable of $2,398 due to Lyboldt-Daly, Inc. for bookkeeping expenses.  Joseph Passalaqua, an officer of the Company is President and Sole Director of Lyboldt-Daly, Inc.

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

COSTS RELATED TO OUR OPERATIONS

THE THREE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2007

REVENUES

Our total sales revenue remained at $0 for the three months ended September 30, 2008, when compared to the three months ended September 30, 2007. There are no previous or current sales of merchandise to compare in 2008 or 2007 for a percentage of increase/decrease.

COSTS OF SALES

Our overall cost of sales remained at $0 for the three months ended September 30, 2008, when compared to the three months ended September 30, 2007. There are no previous or current costs of sales of merchandise to compare in 2008 or 2007 for a percentage of increase/decrease and systematic manner.

OPERATION AND ADMINISTRATIVE EXPENSES

Operating expenses decreased by $1,308 or approximately 68% when comparing the $621 in the three months ended September 30, 2008 to $1,929 in the three months ended September 30, 2007. Professional fees, which included; accounting fees, bookkeeping fees and legal fees, increased by $28 over the same period in 2007. These are fees we pay to accountants and attorneys throughout the year for performing various tasks.

THE NINE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2007

REVENUES

Our total sales revenue remained at $0 for the nine months ended September 30, 2008, when compared to the nine months ended September 30, 2007. There are no previous or current sales of merchandise to compare in 2008 or 2007 for a percentage of increase/decrease.

COSTS OF SALES

Our overall cost of sales remained at $0 for the nine months ended September 30, 2008, when compared to the nine months ended September 30, 2007. There are no previous or current costs of sales of merchandise to compare in 2008 or 2007 for a percentage of increase/decrease and systematic manner.

OPERATION AND ADMINISTRATIVE EXPENSES

Operating expenses increased by $3,132 or approximately 101% when comparing the $6,243 in the nine months ended September 30, 2008 to $3,111 in the nine months ended September 30, 2007. Professional fees, which included; accounting fees, bookkeeping fees and legal fees, increased by $4,509 over the same period in 2007. These are fees we pay to accountants and attorneys throughout the year for performing various tasks.

GOING CONCERN QUALIFICATION

In their Independent Auditor's Report for the fiscal year ending December 31, 2007, Robison, Hill & Co. states that we have incurred annual losses since inception raising substantial doubt about our ability to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2008, the Company had assets consisting of cash in the amount of $2. At September 30, 2008 the Company had total liabilities of $14,541. This amount includes shareholder loans for $7,050 and $496 in interest on these loans. The shareholder loans accrue simple interest at the rate of 10% per annum.

CASH FLOW

Our primary source of liquidity has been cash from shareholder loans.

WE MAY HAVE TO DISCONTINUE OPERATIONS.

If we are unable to achieve or sustain profitability, or if operating losses increase in the future, we may not be able to remain a viable company and may have to discontinue operations. Our expenses have historically exceeded our revenues and we have had losses in all fiscal years of operation, including those in the fiscal year ending 2007, and the losses are projected to continue in 2008. Our net losses for the nine months ending September 30, 2008 and the year ending December 31, 2007 were $6,726 and $10,923, respectively. The company has a cumulative net loss of $23,729 since September 8, 2003 (Inception) to the period ended September 30, 2008.

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

Dated:  October 22, 2008

SOTECH, INC.

By:  /s/ William D. Harper

          William D. Harper