Form 10-K
period 2008-12-31
SoTech, Inc.
filed 2009-06-10
CIK 1345906

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [  ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange ct.  (Check one):

Large accelerated filer [  ]

Accelerated filer [  ]

Non-accelerated filer [  ]

Smaller reporting company [ X ]

(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [ X ]   No [  ]

The Company has no non-voting common stock. The aggregate market value of the Company's voting common stock held by non-affinities as of December 31, 2008 could not be determined because there have been no recent sales of such stock and there is no established public trading market.

As of December 31, 2008 10,720,000 shares of the Company's $.0001 par value common stock were issued and outstanding.

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

9

Item 3.

Legal Proceedings

9

Item 4.

Submission of Matters to a Vote of Security Holders

9

PART II

Item 5.

Market for Registrant's Common Equity, Related Stockholder Matters and Small

Business Issuer Purchases of Equity Securities

9

Item 6.

Selected Financial Data

10

Item 7.

Management's Discussion and Analysis of Financial Condition

and Results of Operations

10

Item 7A.

Quantitive and Qualitative Disclosures About Market Risk

11

Item 8.

Financial Statements and Supplemental Data

11

Item 9.

Changes In and Disagreements With Accountants on Accounting and

Financial Disclosure

28

Item 9A(T).

Controls and Procedures

28

Item 9B.

Other Information

29

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

29

Item 11.

Executive Compensation

31

Item 12.

Security Ownership of Certain Beneficial Owners and Management and

Related Stockholder Matters

32

Item 13.

Certain Relationships and Related Transactions, and Director Independence

33

Item 14.

Principal Accountant Fees and Services

33

Item 15.

Exhibits and Financial Statement Schedules

34

Signatures

35

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

(b)

HOLDERS. As of December 31, 2008, there were approximately 70 record holders of 10,720,000 shares of the Company's common stock.

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

(e)

RECENT SALE OF UNREGISTERED SECURITIES.  During the year ended December 31, 2008, we did not have any sales of securities that were not registered under the Securities Act of 1933, as amended

Item 6.

Selected Financial Data.

Not applicable.

Item 7.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

THE YEAR ENDED DECEMBER 31, 2008 COMPARED TO THE YEAR ENDED DECEMBER 30, 2007

REVENUES

Our total sales revenue remained at $0 for the year ended December 31, 2008, when compared to the year ended December 31, 2007. There are no previous or current sales of merchandise to compare in 2008 or 2007 for a percentage of increase/decrease.

COSTS OF SALES

Our overall cost of sales remained at $0 for the year ended December 31, 2008, when compared to the year ended December 31, 2007. There are no previous or current costs of sales of merchandise to compare in 2008 or 2007 for a percentage of increase/decrease and systematic manner.

OPERATION AND ADMINISTRATIVE EXPENSES

Operating expenses decreased by $1,923 or approximately 18% when comparing $8,983 in the year ended December 31, 2008 to $10,906 in the year ended December 31, 2007.  Professional fees, which included; Accounting fees, Bookkeeping fees and Legal fees, decreased by $552 when comparing $8,417 in the year ended December 31, 2008 to $8,969 in the year ended December 31, 2007.  These are fees we pay to accountants and attorneys throughout the year for performing various tasks.

GOING CONCERN QUALIFICATION

In their Independent Auditor's Report for the fiscal year ending December 31, 2008, Robison, Hill & Co. states that we have incurred annual losses since inception raising substantial doubt about our ability to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2008, the Company had assets consisting of cash in the amount of $7.  At December 31, 2008 the Company had total liabilities of $17,479.  This amount includes shareholder loans for $7,150 and $677 in interest on these loans.  The shareholder loans accrue simple interest at the rate 10% and 18% per annum.

CASH FLOW

Our primary source of liquidity has been cash from shareholder loans.

WE MAY HAVE TO DISCONTINUE OPERATIONS.

If we are unable to achieve or sustain profitability, or if operating losses increase in the future, we may not be able to remain a viable company and may have to discontinue operations. Our expenses have historically exceeded our revenues and we have had losses in all fiscal years of operation, including those in the fiscal years ending 2007 and 2008, and the losses are projected to continue in 2009. Our net losses for the year ended December 31, 2008 and the year ended December 31, 2007 were $(9,659) and $(10,923), respectively. The Company has a cumulative net loss of $(26,662) since September 8, 2003 (Inception) to the period ended December 31, 2008. We have been concentrating on the development of our business plan. There is no assurance that we will be successful in implementing our business plan or that we will be profitable now or in the future.

COMMON STOCK

We are authorized to issue 100,000,000 shares of Common Stock, with a par value of $0.0001. There were 10,720,000 shares of Common Stock issued and outstanding as of December 31, 2008. All shares of common stock have one vote per share on all matters, including election of directors, without provision for cumulative voting. The common stock is not redeemable and has no conversion or preemptive rights. The common stock currently outstanding is validly issued, fully paid and non- assessable. In the event of liquidation of the Company, the holders of common stock will share equally in any balance of the Company's assets available for distribution to them after satisfaction of creditors and preferred shareholders, if any. The holders of common stock of the Company are entitled to equal dividends and distributions per share with respect to the common stock when, as and if, declared by the board of directors from funds legally available.

PREFERRED STOCK

We are authorized to issue 10,000,000 shares of Preferred Stock, with a par value of $0.0001.  There are 0 shares of preferred stock issued and outstanding as of the date of this form 10-K.

Item 7A.  Quantitive and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 8.

Financial Statements and Supplementary Data.

SOTECH, INC.

(A Development Stage Company)

-:-

INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS’ REPORT

DECEMBER 31, 2008

ROBISON, HILL & CO.	Certified Public Accountants
A PROFESSIONAL CORPORATION
BRENT M. DAVIES, CPA
DAVID O. SEAL, CPA
W. DALE WESTENSKOW, CPA
BARRY D. LOVELESS, CPA
STEPHEN M. HALLEY, CPA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

Sotech, Inc. (A Development Stage Company)

We have audited the accompanying balance sheets of Sotech, Inc. (a development stage company) as of December 31, 2008 and 2007, and the related statements of operations, and cash flows for the years ended December 31, 2008, and 2007, and the cumulative since September 8, 2003 (inception) to December 31, 2008, and the statement of stockholder’s equity since September 8, 2003 (inception) to December 31, 2008.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sotech, Inc. as of December 31, 2008, and 2007, and the results of its operations and its cash flows for the years ended December 31, 2008, and 2007, and the cumulative since September 8, 2003 (inception) to December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred net losses of approximately $27,000, has a liquidity problem and has no revenues, which raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Robison Hill & Company

Certified Public Accountants

Salt Lake City, Utah

May 26, 2009

SOTECH, INC.
(A Development Stage Company)
BALANCE SHEETS

	December 31,
	2008	2007
ASSETS
Current Assets:
Cash	$ 7	$ 14

Total Current Assets	$ 7	$ 14

LIABILITIES & EQUITY
Current Liabilities:
Accounts Payable	6,692	7,041
Related Party Payables	2,960	723
Interest Payable	677	13
Shareholder Loans	7,150	50

Total Current Liabilities	17,479	7,827

Total Liabilities	17,479	7,827

Stockholder's Equity
Preferred Stock, par value $.0001,
Authorized 10,000,000 shares, Issued 0 shares at
December 31, 2008 and 0 shares at December 31, 2007	-	-
Common Stock, par value $.0001,
Authorized 100,000,000 shares, Issued 10,720,000 shares at
December 31, 2008 and 10,720,000 shares at December 31, 2007	1,072	1,072
Additional Paid-In Capital	8,118	8,118
Deficit Accumulated During the Development Stage	(26,662)	(17,003)

Total Stockholder's Equity	(17,472)	(7,813)

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$ 7	$ 14

The accompanying notes are an integral part of these financial statements

SOTECH, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
			Cumulative
			Since
	For the Year Ended		September 8,
	December 31,		2003
	2008	2007	(Inception)

Revenues:	$ -	$ -	$ -

Expenses:
Accounting Fees	6,180	7,000	18,428
Bookkeeping Fees	2,237	1,969	4,755
General and Administrative	566	1,937	2,518
Legal Fees	-	-	250

Total Operating Expenses	8,983	10,906	25,951

Operating Income (Loss)	(8,983)	(10,906)	(25,951)

Other (Income)Expense :
Interest Net	(664)	(5)	(677)

Net Loss Before Taxes	(9,647)	(10,911)	(26,628)

Income Tax	(12)	(12)	(34)

Net Income (Loss)	$ (9,659)	$ (10,923)	$ (26,662)

Basic & Diluted Loss per Share	$ (0.00)	$ (0.00)

Weighted Average Shares
Outstanding	10,720,000	10,720,000

The accompanying notes are an integral part of these financial statements

SOTECH, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
				Deficit
				Accumulated
				Since	Total
				September 8,	Stockholders'
	Common Stock		Paid in	2003	Equity
	Shares	Par Value	Capital	(Inception)	Deficiency

Balance at September 8, 2003 (Inception)	-	$ -	$ -	$ -	$ -

Net Loss	-	-	-	-	-

Balance at December 31, 2003	-	-	-	-	-

Net Loss	-	-	-	-	-

Balance at December 31, 2004	-	-	-	-	-

May 11, 2005, Shares Issued for Cash at .01 per share	50,000	5	495	-	500
May 27, 2005, Shares Issued for Cash at .0001 per share	900,000	90	-	-	90
June 14, 2005, Shares Issued for Cash at .0001 per share	6,000,000	600	-	-	600
June 22, 2005, Shares Issued for Cash at .01 per share	450,000	45	4,455	-	4,500
June 23, 2005, Shares Issued for Cash at .01 per share	100,000	10	990	-	1,000
July 11, 2005, Shares Issued for Cash at .0001 per share	2,800,000	280	-	-	280
July 13, 2005, Shares Issued for Cash at .0001 per share	200,000	20	-	-	20
July 27, 2005, Shares Issued for Cash at .01 per share	220,000	22	2,178	-	2,200
Net Loss	-	-	-	(3,749)	(3,749)
Balance at December 31, 2005	10,720,000	1,072	8,118	(3,749)	5,441
Net Loss	-	-	-	(2,331)	(2,331)
Balance at December 31, 2006	10,720,000	1,072	8,118	(6,080)	3,110
Net Loss	-	-	-	(10,923)	(10,923)
Balance at December 31, 2007	10,720,000	1,072	8,118	(17,003)	(7,813)
Net Loss	-	-	-	(9,659)	(9,659)
Balance at December 31, 2008	10,720,000	$ 1,072	$ 8,118	$ (26,662)	(17,472)

The accompanying notes are an integral part of these financial statements

SOTECH, INC. (A Development Stage Company)
STATEMENT OF CASH FLOWS
			Cumulative since
	For the Years Ended		September 8,
	December 31,		2003
	2008	2007	(Inception)
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss	$ (9,659)	$ (10,923)	$ (26,662)
Changes in Operating Assets and Liabilities
Increase (Decrease) in Accounts Payable	(349)	7,041	6,942
Increase (Decrease) in Related Party Payables	2,237	473	2,710
Increase (Decrease) in Accrued Interest	664	5	677
Net Cash Used in Operating Activities	(7,107)	(3,404)	(16,333)

CASH FLOWS FROM INVESTING
ACTIVITIES

Net Cash Provided by Investing Activities	-	-	-
CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from Shareholder Loans	7,100		7,150
Proceeds from Sale of Common Stock	-	-	9,190
Net Cash Provided by Financing Activities	7,100	-	16,340
Net (Decrease) Increase in Cash	(7)	(3,404)	7
Cash at Beginning of Period	14	3,418	-
Cash at End of Period	$ 7	$ 14	$ 7

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$ -	$ -	$ -
Franchise Taxes	$ 12	$ 12	$ 34

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

Nature of Operations and Going Concern

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assume that Sotech, Inc. (hereto referred to as the "Company") will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

Several conditions and events cast doubt about the Company’s ability to continue as a "going concern.”  The Company has incurred net losses of approximately $ 27,000 for the period from September 8, 2003 (inception) to December 31, 2008, has no revenues and requires additional financing in order to finance its business activities on an ongoing basis.  The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.  Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a “going concern”

These financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a "going concern".  While management believes that the actions already taken or planned, will mitigate the adverse conditions and events which raise doubt about the validity of the "going concern" assumption used in preparing these financial statements, there can be no assurance that these actions will be successful.  If the Company were unable to continue as a "going concern, " then substantial adjustments would be necessary to the carrying values of assets, the reported amounts of its liabilities, the reported revenues and expenses, and the balance sheet classifications used.

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

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Nature of Business

The Company has no products or services as of December 31, 2008.  The Company was organized as a vehicle to seek merger or acquisition candidates.  The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

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

Income Taxes

The Company accounts for income taxes under the provisions of SFAS No.109, "Accounting for Income Taxes.”  SFAS No.109 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities.

Reclassification

Certain reclassifications have been made in the 2007 financial statements to conform to the December 31, 2008 presentation

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

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.  The Company had cash and cash equivalents of $7 and $14 as of December 31, 2008 and 2007 respectively, all of which was fully covered by federal depository insurance.

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

Loss per Share

Basic loss per share has been computed by dividing the loss for the period applicable to the common stockholders by the weighted average number of common shares outstanding during the years.  There were no common equivalent shares outstanding during the years ended December 31, 2008.

Stock-Based Compensation

Effective June 1, 2006, the company adopted the provisions of SFAS No. 123 (R) requiring employee equity awards to be accounted for under the fair value method. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award. Prior to June 1, 2006, the company accounted for awards granted to employees under its equity incentive plans under the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related interpretations, and provided the required pro forma disclosures prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), as amended. No stock options were granted to employees during the years ended December 31, 2007, and 2006 and accordingly, no compensation expense was recognized under APB No. 25 for the years ended December 31, 2007, and 2006. In addition, no compensation expense is required to be recognized under provisions of SFAS No. 123 (R) with respect to employees.

SOTECH, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation (Continued)

Under the modified prospective method of adoption for SFAS No. 123 (R), the compensation cost recognized by the company beginning on June 1, 2006 includes (a) compensation cost for all equity incentive awards granted prior to, but not vested as of June 1, 2006, based on the grant-dated fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all equity incentive awards granted subsequent to June 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No, 123 (R).  The company uses the straight-line attribution method to recognize share-based compensation costs over the service period of the award. Upon exercise, cancellation, forfeiture, or expiration of stock options, or upon vesting or forfeiture of restricted stock units, deferred tax assets for options and restricted stock units with multiple vesting dates are eliminated for each vesting period on a first-in, first-out basis as if each vesting period was a separate award.  To calculate the excess tax benefits available for use in offsetting future tax shortfalls as of the dated of implementation, the company followed the alternative transition method discussed in FASB Staff Position No. 123 (R)-3.  During the period ended December 31, 2008, no stock options were granted to non-employees.  Accordingly, no stock-based compensation expense was recognized for new stock option grants in the Statement of Operations and Comprehensive Loss at December 31, 2008.

Recent Accounting Standards

In June, 2006 the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109".  This Interpretation clarifies, among other things, the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

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

In September 2006, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 ("SAB 108") which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement.  SAB 108 becomes effective in fiscal 2007.  Management is evaluating the financial impact of this pronouncement.

In February 2007, the FASB issued SFAS no, 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159").  SFAS 159 provides companies with an option to report selected financials assets and liabilities at fair value.  The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently.  Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings.

The FASB has indicated it believes that SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting.  SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  SFAS 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157 and SFA No. 107, "Disclosures about Fair Value of Financial Instruments."  SFAS 159 is effective for the Company as of the beginning of fiscal year 2008.  The adoption of this pronouncement is not expected to have an impact on the Company’s financial position, results of operations or cash flows.

SOTECH, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Standards (Continued)

In December 2007, the FASB issued No. 160, "Noncontrolling Interests in Financial Statements, an amendment of ARB No. 51" ("SFAS 160").  SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This Statement is effective for fiscal years beginning on or after December 15, 2008.  Early adoption is not permitted.  Management is currently evaluating the effects of this statement, but it is not expected to have any impact on the Company’s financial statements.

In December 2007, the FASB issued No. 141(R), "Business Combinations" ("SFAS 141(R) ".  SFAS 141(R) provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination.  SFAS 141(R) also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred.  SFAS 141(R) is effective for business combinations occurring in fiscal years beginning after December 15, 2008, which will require the Company to adopt these provisions for business combinations occurring in fiscal 2009 and thereafter.  Early adoption of SFAS 141(R) is not permitted.  Management is currently evaluating the effects of this statement, but it is not expected to have any impact on the Company’s financial statements.

In March 2008, the FASB issued No. 161, "Disclosures about Derivative Instruments and Hedging Activities", an amendment of FASB Statement No. 133.  ("SFAS 161").  SFAS 161 requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves the transparency of financial reporting.  This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  Management is currently evaluating the effects of this statement, but it is not expected to have any impact on the Company’s financial statements.

SOTECH, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE 2 - INCOME TAXES

As of December 31, 2008, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $26,662 that may be offset against future taxable income through 2028.  Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.  No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused.  Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

	2008	2007
Net Operating Losses	$ 4,000	$ 2,550
Valuation Allowance	(4,000)	(2,550)
	$ -	$ -

The provision for income taxes differs from the amount computed using the federal US statutory income tax rate as follows:

	2008	2007
Provision (Benefit) at US Statutory Rate	$ 1,450	$ 1,638
Increase (Decrease) in Valuation Allowance	(1,450)	(1,638)
	$ - -	$ -

The Company evaluates its valuation allowance requirements based on projected future operations.  When circumstances change and causes a change in management's judgment about the recoverability of deferred tax assets, the impact of the change on the valuation is reflected in current income.

NOTE 3 – UNCERTAIN TAX POSITIONS

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.  The adoption of the provisions of FIN 48 did not have a material impact on the Company’s condensed consolidated financial position and results of operations.  At January 1, 2007, the company had no liability for unrecognized tax benefits and no accrual for the payment of related interest.

SOTECH, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE 3 – UNCERTAIN TAX POSITIONS (Continued)

Interest costs related to unrecognized tax benefits are classified as "Interest expense, net" in the accompanying consolidated statements of operations. Penalties, if any, would be recognized as a component of "Selling, general and administrative expenses".  The Company recognized $0 of interest expense related to unrecognized tax benefits for the year ended December 31, 2008.  In many cases the company’s uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities.

With few exceptions, the company is generally no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for years before 2004.  The following describes the open tax years, by major tax jurisdiction, as of January 1, 2009:

United States (a)	2004 – Present

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

NOTE 5 - COMMITMENTS

As of December 31, 2008, all activities of the Company have been conducted by corporate officers from either their homes or business offices.  Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

SOTECH, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE 6 – RELATED PARTY TRANACTIONS

An officer and shareholder of the Company, Joseph Passalaqua, has advanced the Company $150 in order to open a bank account in the name of the Company by issuing two separate notes for $50 and $100 respectively.  The notes accrue simple interest at annual rates of 10% and 18%, respectively and are payable on demand.  As of December 31, 2008 the Company owed $150, related to these notes, and has accrued $21 in interest payable.

Oxford Financial Group has advanced the Company $7,000.  Joan Fortman, a shareholder of the Company, is president of Oxford Financial Group.  The note accrues simple interest at an annual rate of 10% and is payable upon demand.  As of December 31, 2008 the Company owed $7,000, related to this note, and has accrued $656 in interest payable.

The Company has a payable of $250 due to Jones & Haley, P.C. as of December 31, 2008 for legal services.  Richard W. Jones, a partner with Jones & Haley, P.C. is a beneficial owner of Probst Capital, LLC, a shareholder of the Company.

The Company has related party payables of $2,710 and $473 due to Lyboldt-Daly, Inc. as of December 31, 2008 and 2007 respectively, for bookkeeping services.  Joseph Passalaqua, an officer and shareholder of the Company is President and sole director of Lyboldt-Daly, Inc.

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

SOTECH, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE 8 – SUBSEQUENT EVENT

The Company entered into an agreement (effective January 7, 2009) to acquire substantially all of the assets and assume substantially all of the liabilities of NB Telecom, Inc., a Nevada corporation.  As of the date of this report, the Company is still evaluating the fair value of the assets purchased and the liabilities assumed as a result of the acquisition.

Item 9.

Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no disagreement with accountants as described in Item 304 of Regulation S-K and there has been no change in accountant during the period covered by this report.

ITEM 9A(T).

Controls and Procedures.

Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, the Company's principal executive officer and principal financial officer have evaluated the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation these officers have concluded that as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective and were adequate to insure that the information required to be disclosed by the Company in reports it files or submits under the Exchange Act were recorded, processed, summarized and reported within the time period specified in the Commission's rules and forms.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company's principal executive and principal financial officers and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Company's internal control over financial reporting is supported by written policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company's assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company's management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on our financial statements.

The Company's internal control system was designed to provide reasonable assurance to the Company's management and board of directors regarding the preparation and fair presentation of published consolidated financial statements. All internal control systems, no matter how well designed, have inherent limitations which may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to consolidated financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2008. In making this assessment, management used the framework set forth in the report entitled "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission, or ("COSO"). The COSO framework summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2008.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

Regulatory Statement

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Item 9B.  Other Information.

None.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information regarding the Company's directors and executive officers for the fiscal year ended December 31, 2008:

MANAGEMENT

NAME	AGE	POSITION
William D. Harper	49	President/Director
Mary Fortino	28	Secretary/Director
Stephanie Passalaqua	30	Director

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

Based solely on the Company's review of the copies of the forms received by it during the fiscal year ended December 31, 2008 and representations that no other reports were required, the Company believes that no persons who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company's common stock failed to comply with all Section 16(a) filing requirements during such fiscal year.

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

Item 11.

Executive Compensation.

The following table sets forth the cash compensation paid by the Company to its President and all other executive officers for services rendered during the fiscal year ended December 31, 2008.

Name and Position	Year	Total Compensation

William D. Harper, President/Director	2008	None
Mary Fortino, Secretary/Director	2008	None
Stephanie Passalaqua, Director	2008	None

Director Compensation

We do not currently pay any cash fees to our directors, but we pay directors' expenses in attending board meetings. During the year ended December 31, 2008 no director expenses were reimbursed.

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

Name and Address of Beneficial Owner	Amount of Common Stock Beneficially Owned	Percentage Ownership of Common stock(1)

William D. Harper 10031 Carousel Center Syracuse, New York 13290	300,000	2.8

Mary Fortino 51 Luther Road West Monroe, New York 13167	300,000	2.8

Stephanie Passalaqua 8744 River Side House Path Brewerton, New York 13029	300,000	2.8

Probst Capital, LLC 115 Perimeter Center Place Suite 170 Atlanta, Georgia 30346	3,000,000(2)	28

Joan Fortman 7417 Herstone Green Drive Charlotte, North Carolina 28277	3,000,000	28

Cobalt Blue, LLC	2,700,000(3)	25.2

All Officers and Directors as a Group (3 persons)	900,000	8.4

(1)

Applicable percentage ownership is based on 10,720,000 shares outstanding as of December 31, 2008. There are no options, warrants, rights, conversion privilege or similar right to acquire the common stock of the Company outstanding as of December 31, 2008.

(2)

Probst Capital, LLC is a Georgia limited liability company that is beneficially-owned by Richard W. Jones, a partner with the law firm of Jones & Haley, P.C., which serves as counsel to the Company.

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

Audit Fees

The aggregate fees billed by RHC for professional services rendered for the audits of our annual financial statements and reviews of financial statements included in our quarterly reports on Form 10-QSB or services that are normally provided in connection with statutory and regulatory filings were $6,832 for the fiscal year ended December 31, 2007 and $8,159 for the fiscal year ending December 31, 2008.

Audit-Related Fees

The aggregate fees billed by RHC for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements were $0 for the fiscal year ended December 31, 2007 and $0 for the fiscal year ending December 31, 2008.

Tax Fees

The aggregate fees billed by RHC for professional services for tax compliance, tax advice and tax planning were $168 for the fiscal year ended December 31, 2007 and $21 for the fiscal year ending December 31, 2008.

All Other Fees

The aggregate fees billed by RHC for other products and services were $0 for the fiscal year ended and December 31, 2007 and $0 for the fiscal year ending December 31, 2008.

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

December 31, 2008.

31.2

Certification of the Company's Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley

Act of 2002, with respect to the registrant's Annual Report on Form 10-KSB for the year ended

December 31, 2008.

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

SOTECH, INC.

Dated: June 9, 2009	By:	/s/ William D. Harper
	Name:	William D. Harper
	Title:	President

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ William D. Harper	President/Director	June 9, 2009
William D. Harper

/s/ Mary Fortino	Secretary/Director	June 9, 2009
Mary Fortino

/s/ Stephanie Passalaqua	Director	June 9, 2009
Stephanie Passalaqua