Form 10-Q
period 2009-03-31
SoTech, Inc.
filed 2009-11-10
CIK 1345906

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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
Jones & Haley, P.C.
115 Perimeter Center Place, Suite 170
Atlanta, Georgia  30346
(770) 804-0500
www.corplaw.net

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

{A0055735.DOC}

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  10,720,000 shares of $.0001 par value common stock outstanding as of March 31, 2009.

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

{A0055735.DOC}

SOTECH, INC.
(a corporation in the development stage)-

INTERIM AND UNAUDITED FINANCIAL STATEMENTS INDEX

PART I – FINANCIAL INFORMATION:

      Page

Item 1. Financial Statements

4

Balance Sheet – March 31, 2009

December 31, 2008 (unaudited)

4

Statement of Operations for the three months ended March 31, 2009 and 2008, and the cumulative period

From September 8, 2003 (inception) to March 31, 2009

5

Statement of Cash Flows for the three months ended March 31, 2009 and 2008, and the cumulative period

From September 8, 2003 (inception) to March 31, 2009

6

Notes to Unaudited Financial Statements

8-18

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

19

Item 3. Quantitative and Qualitative Disclosure About Market Risks

21

Item 4.T. Controls and Procedures

21

PART II – OTHER INFORMATION:

Item 1. Legal Proceedings

21

Item 1A. Risk Factors

21

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

21

Item 3. Defaults Upon Senior Securities

22

Item 4. Submission of Matters to a Vote of Security Holders

22

Item 5. Other Information

22

Item 6. Exhibits

22

Signatures

22

{A0055735.DOC}

FINANCIAL STATEMENTS

SOTECH, INC.

(A Development Stage Company)

-:-

MARCH 31, 2009

{A0055735.DOC}

SOTECH, INC.
(A Development Stage Company)
BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2009	2008
ASSETS
Current Assets:
Cash	$ -	$ 7
Accounts Receivable	4,328	-
Total Current Assets	4,328	7
Property and Equipment:
Payphone Equipment	4,320	-
Less Accumulated Depreciation	(360)	-
Net Property and Equipment	3,960
Other Assets:
Goodwill - Intangible Asset	24,737	-
Payphone - Intangible Asset	9,150	-
Total Other Assets	33,887	-
Total Assets	$ 42,175	$ 7
LIABILITIES & EQUITY
Current Liabilities:
Accounts Payable	47,654	6,692
Bank Overdraft	11
Related Party Payables	3,948	2,960
Interest Payable	918	677
Shareholder Loans	15,914	7,150
Total Current Liabilities	68,445	17,479
Total Liabilities	68,445	17,479
Stockholder's Equity
Preferred Stock, par value $.0001,
Authorized 10,000,000 shares, Issued 0 shares at
March 31, 2009 and 0 shares at December 31, 2008	-	-
Common Stock, par value $.0001,
Authorized 100,000,000 shares, Issued 10,720,000 shares at
March 31, 2009 and 10,720,000 shares at December 31, 2008	1,072	1,072
Additional Paid-In Capital	8,118	8,118
Deficit Accumulated During the Development Stage	(35,460)	(26,662)
Total Stockholder's Equity	(26,270)	(17,472)
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$ 42,175	$ 7
The accompanying notes are an integral part of these financial statements

{A0055735.DOC}

SOTECH, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

			Cumulative
			Since
	For the Three Months Ended		September 8,
	March 31,		2003
	2009	2008	(Inception)

Revenues:
Revenues	4,233	-	4,233
Less: Cost of Services	(7,201)	-	(7,201)
Gross Profits (Loss)	(2,968)	-	(2,968)

Expenses:
Accounting Fees	2,093	-	20,306
Bookkeeping Fees	988	863	5,743
General and Administrative	2,498	-	5,231
Legal Fees	-	-	250

Total Operating Expenses	5,579	863	31,530

Operating Income (Loss)	(8,547)	(863)	(34,498)

Other (Income)Expense :
Interest Net	(241)	(130)	(918)

Net Loss Before Taxes	(8,788)	(993)	(35,416)

Income Tax	(10)	-	(44)

Net Income (Loss)	$ (8,798)	$ (993)	$ (35,460)

Basic & Diluted Loss per Share	$ (0.00)	$ (0.00)

Weighted Average Shares
Outstanding	10,720,000	10,720,000

The accompanying notes are an integral part of these financial statements.

{A0055735.DOC}

SOTECH, INC. (A Development Stage Company) STATEMENT OF CASH FLOWS
(Unaudited)
	For the Three Months Ended		Cumulative Since September 8,
	March 31,		2003
	2009	2008	(Inception)
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss for the Period	$ (8,798)	$ (993)	$ (35,460)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and Amortization	360	-	360
Changes in Operating Assets and Liabilities:
(Increase) Decrease in Accounts Receivable	6,425	-	6,425
Increase (Decrease) in Accounts Payable	(8,940)	(5,664)	(2,248)
Increase (Decrease) in Related Party Payables	988	(473)	3,948
Increase (Decrease) in Accrued Interest	241	130	918
Increase (Decrease) in Bank Overdraft	11	-	11
Net Cash Used in Operating Activities	(9,713)	(7,000)	(26,046)
CASH FLOWS FROM INVESTING
ACTIVITIES
Cash from NB Telecom, Inc. Asset Assignment Agreement	942	-	942
Net Cash Provided by Investing Activities	942	-	942
CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from Shareholder Loans	8,764	7,000	15,914
Proceeds from Sale of Common Stock	-	-	9,190
Net Cash Provided by Financing Activities	8,764	7,000	25,104
Net (Decrease) Increase in Cash	(7)	-	-
Cash at Beginning of Period	7	14	-
Cash at End of Period	$ -	$ 14	$ -
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$ -	$ -	$ -
Franchise Taxes	$ 10	$ -	$ 44
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Acquired in NB Telecom, Inc. Asset Assignment Agreement
Accounts Receivable	10,753	-	10,753
Payphone Equipment	4,320	-	4,320
Intangible Assets	33,887	-	33,887
Accounts Payable	49,902	-	49,902
The accompanying notes are an integral part of these financial statements

{A0055735.DOC}

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

Interim Financial Statements

The unaudited financial statements as of March 31, 2009 and the three months then ended, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of the operations for all three months.  Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Nature of Operations and Going Concern

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a “going concern”, which assume that SoTech, Inc. (hereto referred to as the “Company”) will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

Several conditions and events cast doubt about the Company’s ability to continue as a “going concern.”  The Company has incurred net losses of approximately $(35,460) for the period from September 8, 2003 (inception) to March 31, 2009 has minimal revenues and requires additional financing in order to finance its business activities on an ongoing basis.  The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.  Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a “going concern”

These financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a “going concern”.  While management believes that the actions already taken or planned, will mitigate the adverse conditions and events which raise doubt about the validity of the “going concern” assumption used in preparing these financial statements, there can be no assurance that these actions will be successful.  If the Company were unable to continue as a “going concern,” then substantial adjustments would be necessary to the carrying values of assets, the reported amounts of its liabilities, the reported revenues and expenses, and the balance sheet classifications used.

{A0055735.DOC}

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

Nature of Business

The Company is in the business of providing the use of indoor and outdoor payphones, and providing telecommunication services.  The Company was organized as a vehicle to seek merger or acquisition candidates.  The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of 90 days or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Revenue Recognition

The Company derives its primary revenue from the sources described below. This would include; dial-around revenue, coin collection, and telephone service for payphone customers. Other revenue generated by the company includes commission from use of operator services.

Coin revenue is recorded in an equal amount to the coins collected.  Commission revenue from the use of Operator Services are realized on a monthly basis when received. Dial Around revenue is earned when a customer uses the Company’s payphone to gain access to a different long distance carrier than is already programmed into the phone. The Dial Around revenue is recognized when the billing and collection agent of the Company, APCC, calculates and compensates the Company for the use of the payphone on a quarterly basis by billing the actual party’s long distance carrier that received the calls.  The date of the Dial Around revenue recognition is determined when this compensation is collected and deposited into the Company’s bank account.

{A0055735.DOC}

SOTECH, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition (Continued)

The Company recognizes revenues in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (SAB) number 104, "Revenue Recognition."  SAB 104 clarifies application of U. S. generally accepted accounting principles to revenue transactions.  The Company recognizes revenue when the earnings process is complete.  That is, when the arrangements of the goods are documented, the pricing becomes final and collectibility is reasonably assured. An allowance for bad debt is provided based on estimated losses. For revenue received in advance for goods, the Company records a current liability classified as either deferred revenue or customer deposits. As of March 31, 2009, there was no deferred revenue.

Allowance for Doubtful Accounts

The Company recognizes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectibility. Bad debt reserves are maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligation, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position.  If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. As of March 31, 2009, the Company has determined an allowance for doubtful accounts is not necessary.

Financial Instruments

The Company’s financial assets and liabilities consist of cash, accounts receivable, equipment, and accounts payable. Except as otherwise noted, it is management’s opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair values of these financial instruments approximate their carrying values due to the short-term maturities of these instruments.

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.  The Company had cash and cash equivalents of $0 and $7 as of March 31, 2009 and December 31, 2008 respectively, all of which was fully covered by federal depository insurance.

{A0055735.DOC}

SOTECH, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

Income Taxes

The Company accounts for income taxes under the provisions of SFAS No.109, “Accounting for Income Taxes.”  SFAS No.109 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities.

Accounts Receivable

Accounts Receivable consists of Local Service revenue and Commission Revenue. The Accounts Receivable was $4,328 as of March 31, 2009.

Fixed Assets

Fixed assets are stated at cost. The Company acquired 96 payphones valued at $4,320 on January 7, 2009 in an Asset Assignment Agreement. Depreciation expense for the three months ended March 31, 2009 and March 31, 2008 were $360 and $0 respectively for both periods. Depreciation and amortization are computed using the straight-line and accelerated methods over the estimated economic useful lives of the related assets as follows:

Asset	Rate

Payphone Equipment	3 years

Upon sale or other disposition of property and equipment, the cost and related accumulated depreciation or amortization are removed from the accounts and any gain or loss is included in the determination of income or loss. Expenditures for maintenance and repairs are charged to expense as incurred.  Major overhauls and betterments are capitalized and depreciated over their estimated economic useful lives.

Maintenance and repairs are charged to operations; betterments are capitalized.  The cost of property sold or otherwise disposed of and the accumulated depreciation thereon are eliminated from the property and related accumulated depreciation accounts, and any resulting gain or loss is credited or charged to income.

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

{A0055735.DOC}

SOTECH, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss per Share

Basic loss per share has been computed by dividing the loss for the period applicable to the common stockholders by the weighted average number of common shares outstanding during the years.  There were no common equivalent shares outstanding during the years ended December 31, 2008 and the three months ended March 31, 2009.

Intangible Assets

As part of the asset acquisition of NB Telecom, Inc. effective January 7, 2009, the company acquired intangible assets of $33,887.  Of that amount $9,150 has been assigned to the value of phone equipment locations, which are not subject to amortization.  Goodwill of $24,737, which is not subject to amortization, arose in connection with the acquisition.

The following is a summary of non-goodwill intangibles as of March 31, 2009:

March 31,
2009
Intangibles not subject to amortization:
Phone equipment locations	$ 9,150

Intangible assets that are subject to amortization are reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable.  Assets not subject to amortization are tested for impairment at least annually.  During 2009, no impairment loss has been recognized.

{A0055735.DOC}

SOTECH, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Intangible Assets (Continued)

Changes in the carrying amount of Goodwill during 2009 are as follows:

March 31,
2009
Balance, January 1, 2009
Goodwill	$ -
Accumulated impairment losses	-
-
Goodwill acquired during year	24,737
Impairment losses	-
Gain (loss) on disposal of business unit	-

Balance, March 31, 2009
Goodwill	24,737
Accumulated impairment losses	-
$ 24,737

Goodwill is reviewed for possible impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount is greater than its fair value.  During 2009, no goodwill impairment loss has been recognized.

Recent Accounting Standards

In December 2007, the FASB issued No. 160, “Noncontrolling Interests in Financial Statements, an amendment of ARB No. 51" (“SFAS 160").  SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This Statement is effective for fiscal years beginning on or after December 15, 2008.  Early adoption is not permitted. This statement, would impact the presentation and disclosure of the noncontrolling interests of any non-wholly owned business acquired in the future.

{A0055735.DOC}

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

In March 2008, the FASB issued No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.  (“SFAS 161").  SFAS 161 requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves the transparency of financial reporting.  This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  This statement did not have any impact on the Company’s financial statements.

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

{A0055735.DOC}

SOTECH, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE 2 - INCOME TAXES (Continued)

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

{A0055735.DOC}

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

NOTE 5 - COMMITMENTS

As of March 31, 2009, all activities of the Company have been conducted by corporate officers from either their homes or business offices.  Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 6 – RELATED PARTY TRANACTIONS

An officer and shareholder of the Company, Joseph Passalaqua, has advanced the Company $150 in order to open a bank account in the name of the Company by issuing two separate notes for $50 and $100 respectively.  The notes accrue simple interest at annual rates of 10% and 18%, respectively and are payable on demand.  As of March 31, 2009, the Company owed $150 related to these notes, and has accrued $27 in interest payable.

Oxford Financial Group has advanced the Company $15,764.  Joan Fortman, a shareholder of the Company, is president of Oxford Financial Group.  The note accrues simple interest at an annual rate of 10% and is payable upon demand.  As of March 31, 2009, the Company owed $15,764 related to these notes, and has accrued $891 in interest payable.

The Company has a payable of $250 due to Jones & Haley, P.C. as of March 31, 2009 for legal services. Richard W. Jones, a partner with Jones & Haley, P.C. is a beneficial owner of Probst Capital, LLC, a shareholder of the Company.

The Company has related party payables of $3,698 due to Lyboldt-Daly, Inc. as of March 31, 2009, for bookkeeping services.  Joseph Passalaqua, an officer and shareholder of the Company is President and sole director of Lyboldt-Daly, Inc.

{A0055735.DOC}

SOTECH, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

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

NOTE 8 – ACQUISITION

The Company entered into an asset assignment agreement (effective January 7, 2009) to acquire substantially all of the assets and assume substantially all of the liabilities of NB Telecom, Inc., a Nevada corporation.  This acquisition has been accounted for in accordance with SFAS 141(R).  In the acquisition the company acquired assets valued at $25,165 which included $9,150 assigned to the value of payphone location where payphones are currently in service.  The company also assumed liabilities in the amount of $49,902.  The difference between the fair value of the assets and liabilities of $24,737 has been assigned to goodwill.  The fair value of the assets acquired and the liabilities assumed as a result of the agreement are as follows:

Cash	$ 942
Accounts Receivable	10,753
Phone Equipment	4,320
Intangible assets	9,150
Goodwill	24,737
Accounts Payable	$ 49,902

{A0055735.DOC}

SOTECH, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE 8 – ACQUISITION (Continued)

Revenues of the acquired business for the three months ended March 31, 2009 were $4,233, 100% of which has been recorded in the accompanying financial statements.

The following shows the revenues of the combined entity for the three months ended March 31, 2008 compared to the three months ended March 31, 2008, on a proforma basis as if the acquisition occurred on January 1, 2008.

	March 31,
	2009	2008

Revenues	$ 4,233	$ 14,600

{A0055735.DOC}

Item 2.  Management Discussion and Analysis of Financial Conditions and Results of Operations

COSTS RELATED TO OUR OPERATIONS

THE THREE MONTHS ENDED MARCH 31, 2009 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2008

REVENUES

Our total sales revenue increased by $4,233 for the three months ended March 31, 2009, when compared to $0 in the three months ended March 31, 2008. There are no previous sales of services or merchandise to compare in 2008 for a percentage of increase/decrease. This increase was due to the asset acquisition of NB Telecom, Inc. effective January 7, 2009.

COSTS OF SALES

Our overall cost of sales increased by $7,201for the three months ended March 31, 2009, when compared to $0 in the three months ended March 31, 2008. There are no previous costs of services or merchandise to compare in 2008 for a percentage of increase/decrease and systematic manner.  This increase was due to the asset acquisition of NB Telecom, Inc. effective January 7, 2009.

OPERATION AND ADMINISTRATIVE EXPENSES

Operating expenses increased by $4,716 or approximately 546% when comparing $863 in the three months ended March 31, 2008 to $5,579 in the three months ended March 31, 2009.  Professional fees, which included; Accounting fees, Bookkeeping fees and Legal fees, increased by $2,218 when comparing $863 in the three months ended March 31, 2008 to $3,081 in the three months ended March 31, 2009.  These are fees we pay to accountants and attorneys throughout the year for performing various tasks. The increase was due to the acquisition of assets and liabilities of NB Telecom, Inc. effective January 7, 2009.

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

As of March 31, 2009, the Company had assets consisting of; $0 in cash, $4,328 in accounts receivable, $3,960 in property and equipment, and $33,887 in intangible assets, with total assets of $42,175. At March 31, 2009 the Company had total liabilities of $68,445.  This amount includes shareholder loans for $15,914 and $918 in interest on these loans.  The shareholder loans accrue simple interest at the rate 10% and 18% per annum.

CASH FLOW

Our primary source of liquidity has been cash from shareholder loans.

{A0055735.DOC}

WE MAY HAVE TO DISCONTINUE OPERATIONS.

If we are unable to achieve or sustain profitability, or if operating losses increase in the future, we may not be able to remain a viable company and may have to discontinue operations. Our expenses have historically exceeded our revenues and we have had losses in all fiscal years of operation, including those in the fiscal years ending 2007 and 2008, and the losses are projected to continue in 2009. Our net losses for year ended December 31, 2008 and the three months ended March 31, 2009 were $(9,659) and $(8,798), respectively.  The company has a cumulative net loss of $(35,460) since September 8, 2003 (Date of Inception) to the period ended March 31, 2009.  We have been concentrating on the development of our products, services and business plan.

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

{A0055735.DOC}

entirety by the cautionary statements set forth above and elsewhere in our reports filed with the Securities and Exchange Commission. We expressly disclaim any intent or obligation to update any forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosure About Market Risks.

Not Applicable.

Item 4.T.  Controls and Procedures.

(a)

Evaluation of disclosure controls and procedures.

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, the Company's principal executive officer and principal financial officer have evaluated the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation these officers have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective and were adequate to insure that the information required to be disclosed by the Company in reports it files or submits under the Exchange Act were recorded, processed, summarized and reported within the time period specified in the Commission's rules and forms.

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

Item 1A.  Risk Factors.

Not applicable.

Item 2.  Unregistered sales of Equity Securities and Use of Proceeds.

None.

{A0055735.DOC}

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

Dated: November 10, 2009

SOTECH, INC.

By:  /s/ William D. Harper

          William D. Harper

{A0055735.DOC}

22