Form 10-Q
period 2009-06-30
SoTech, Inc.
filed 2010-01-05
CIK 1345906

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  10,720,000 shares of $.0001 par value common stock outstanding as of June 30, 2009.

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

SOTECH, INC.
(formerly a corporation in the development stage)

INTERIM AND UNAUDITED FINANCIAL STATEMENTS INDEX

PART I – FINANCIAL INFORMATION:

Page

Item 1. Financial Statements

4

Balance Sheet – June 30, 2009

December 31, 2009

4

Statement of Operations for the three months ended June 30, 2009 and 2008 and for the six months ended June 30, 2009 and 2008, and the cumulative period from September 8, 2003 (inception) to June 30, 2009

5

Statement of Cash Flows for the six months ended June 30, 2009 and 2008 and for the six months ended June 30, 2009 and 2008, and the cumulative period from September 8, 2003 (inception) to June 30, 2009

6

Notes to Financial Statements

7-17

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

18

Item 3. Quantitative and Qualitative Disclosure About Market Risks

20

Item 4. Controls and Procedures

20

PART II – OTHER INFORMATION:

Item 1. Legal Proceedings

21

Item 1A. Risk Factors

21

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

21

Item 3. Defaults Upon Senior Securities

21

Item 4. Submission of Matters to a Vote of Security Holders

21

Item 5. Other Information

21

Item 6. Exhibits

21

Signatures

22

SOTECH, INC.
(Formerly A Development Stage Company)
BALANCE SHEETS
	(Unaudited)
	June 30,	December 31,
	2009	2008
ASSETS
Current Assets:
Cash	$ 29	$ 7
Accounts Receivable	3,807	-
Total Current Assets	3,836	7
Property and Equipment:
Payphone Equipment	4,320	-
Less Accumulated Depreciation	(720)	-
Net Property and Equipment	3,600
Other Assets:
Goodwill - Intangible Asset	24,737	-
Payphone - Intangible Asset	9,150	-
Less Accumulated Amortization	(915)	-
Total Other Assets	32,972	-
Total Assets	$ 40,408	$ 7
LIABILITIES & EQUITY
Current Liabilities:
Accounts Payable	47,470	6,692
Related Party Payables	4,823	2,960
Interest Payable	1,316	677
Shareholder Loans	15,914	7,150
Total Current Liabilities	69,523	17,479
Total Liabilities	69,523	17,479
Stockholder's Equity
Preferred Stock, par value $.0001,
Authorized 10,000,000 shares, Issued 0 shares at
June 30, 2009 and 0 shares at December 31, 2008	-	-
Common Stock, par value $.0001,
Authorized 100,000,000 shares, Issued 10,720,000 shares at
June 30, 2009 and 10,720,000 shares at December 31, 2008	1,072	1,072
Additional Paid-In Capital	8,118	8,118
Retained Deficit	(38,305)	(26,662)
Total Stockholder's Equity	(29,115)	(17,472)

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$ 40,408	$ 7
The accompanying notes are an integral part of these financial statements

SOTECH, INC.
(Formerly A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenues:
Revenues	$ 9,098	$ -	$ 13,331	$ -
Less: Cost of Services	(7,683)	-	(15,342)	-
Gross Profits (Loss)	1,415	-	(2,011)	-

Expenses:
Accounting Fees	1,050	4,080	3,143	4,080
Bookkeeping Fees	1,075	625	2,063	1,488
General and Administrative	1,279	54	3,777	54
Legal Fees	-	-	-	-

Total Operating Expenses	3,404	4,759	8,983	5,622

Operating Income (Loss)	(1,989)	(4,759)	(10,994)	(5,622)

Other (Income)Expense :
Interest Net	(398)	(176)	(639)	(306)

Net Loss Before Taxes	(2,387)	(4,935)	(11,633)	(5,928)

Income Tax	-	-	(10)	-

Net Income (Loss)	$ (2,387)	$ (4,935)	$ (11,643)	$ (5,928)

Basic & Diluted Loss per Share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted Average Shares
Outstanding	10,720,000	10,720,000	10,720,000	10,720,000

The accompanying notes are an integral part of these financial statements

SOTECH, INC. (Formerly A Development Stage Company) STATEMENT OF CASH FLOWS (Unaudited)

	For the Six Months Ended
	June 30,
	2009	2008
CASH FLOWS FROM OPERATING
ACTIVITIES:	$ (11,643)	$ (5,928)
Net Loss for the Period
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and Amortization	1,635	-
Changes in Operating Assets and Liabilities:
(Increase) Decrease in Accounts Receivable	6,946	-
Increase (Decrease) in Accounts Payable	(9,124)	(2,878)
Increase (Decrease) in Related Party Payables	1,863	1,488
Increase (Decrease) in Accrued Interest	639	306
Net Cash Used in Operating Activities	(9,684)	(7,012)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash from NB Telecom, Inc. Asset Assignment Agreement	942	-
Net Cash Provided by Investing Activities	942	-
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Shareholder Loans	8,764	7,000
Proceeds from Sale of Common Stock	-	-
Net Cash Provided by Financing Activities	8,764	7,000
Net (Decrease) Increase in Cash	22	(12)
Cash at Beginning of Period	7	14
Cash at End of Period	$ 29	$ 2
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$ -	$ -
Franchise Taxes	$ -	$ -
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Acquired in NB Telecom, Inc. Asset Assignment Agreement
Accounts Receivable	10,753	-
Payphone Equipment	4,320	-
Intangible Assets	33,887	-
Accounts Payable	49,902	-

The accompanying notes are an integral part of these financial statements

SOTECH, INC.

(Formerly A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of accounting policies for SoTech, Inc. (formerly a development stage company) is presented to assist in understanding the Company's financial statements.  The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Interim Financial Statements

The unaudited financial statements as of June 30, 2009 and the six months then ended, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of the operations for all six months.  Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Nature of Operations and Going Concern

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a “going concern”, which assume that SoTech, Inc. (hereto referred to as the “Company”) will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

Several conditions and events cast doubt about the Company’s ability to continue as a “going concern.”  The Company has incurred net losses of approximately $(38,305) for the period from September 8, 2003 (inception) to June 30, 2009 has minimal revenues and requires additional financing in order to finance its business activities on an ongoing basis.  The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.  Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a “going concern”

These financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a “going concern”.  While management believes that the actions already taken or planned, will mitigate the adverse conditions and events which raise doubt about the validity of the “going concern” assumption used in preparing these financial statements, there can be no assurance that these actions will be successful.  If the Company were unable to continue as a “going concern,” then substantial adjustments would be necessary to the carrying values of assets, the reported amounts of its liabilities, the reported revenues and expenses, and the balance sheet classifications used.

SOTECH, INC.

(Formerly A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Organization and Basis of Presentation

The Company was incorporated under the laws of the State of Georgia on September 8, 2003 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition, or other business combination with a domestic or foreign private business.  During the period September 8, 2003 to January 7, 2009, the Company was in the development stage, and had not commenced planned principal operations.  The Company entered into an asset assignment agreement (effective January 7, 2009) to acquire substantially all of the assets and assume substantially all of the liabilities of NB Telecom, Inc., a Nevada corporation.  See Note 7.  The Company has a December 31 year end.

Nature of Business

The Company was initially organized for the purpose of seeking a merger or acquisition candidate.  In January, 2009 the Company acquired certain assets consisting primarily of payphones.  See Note 7.  The Company is now in the business of providing the use of indoor and outdoor payphones, and providing telecommunication services.

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

SOTECH, INC.

(Formerly A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition (Continued)

The Company recognizes revenues in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (SAB) number 104, “Revenue Recognition.”  SAB 104 clarifies application of U. S. generally accepted accounting principles to revenue transactions.  The Company recognizes revenue when the earnings process is complete.  That is, when the arrangements of the goods are documented, the pricing becomes final and collectability is reasonably assured. An allowance for bad debt is provided based on estimated losses. For revenue received in advance for goods, the Company records a current liability classified as either deferred revenue or customer deposits. As of June 30, 2009, there was no deferred revenue.

Allowance for Doubtful Accounts

The Company recognizes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectibility. Bad debt reserves are maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligation, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position.  If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. As of June 30, 2009, the Company has determined an allowance for doubtful accounts is not necessary.

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

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.  The Company had cash and cash equivalents of $29 and $7 as of June 30, 2009 and December 31, 2008 respectively, all of which was fully covered by federal depository insurance.

SOTECH, INC.

(Formerly A Development Stage Company)

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

Accounts Receivable

Accounts Receivable consists of Local Service revenue and Commission Revenue. The Accounts Receivable was $3,807 as of June 30, 2009.

Fixed Assets and Other Assets

Fixed Assets are stated at cost. The Company acquired 96 payphones valued at $4,320 on January 7, 2009 in an Asset Assignment Agreement. Depreciation expense for the six months ended June 30, 2009 and June 30, 2008 were $720 and $0 respectively for both periods. Depreciation and amortization are computed using the straight-line over the estimated economic useful lives of the related assets as follows:

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

SOTECH, INC.

(Formerly A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

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

Loss per Share

Basic loss per share has been computed by dividing the loss for the period applicable to the common stockholders by the weighted average number of common shares outstanding during the years.  There were no common equivalent shares outstanding during the years ended December 31, 2008 and the six months ended June 30, 2009.

Intangible Assets

As part of the asset acquisition of NB Telecom, Inc. effective January 7, 2009, the company acquired intangible assets of $33,887.  Of that amount $9,150 has been assigned to the value of phone equipment locations, which are subject to amortization. The phone equipment location intangible asset has an estimated useful life of 5 years, with no salvage value, that is amortized on straight-line basis quarterly.  Goodwill of $24,737, which is not subject to amortization, arose in connection with the acquisition.

The following is a summary of non-goodwill intangibles as of June 30, 2009:

June 30,
2009
Intangibles subject to amortization:
Phone equipment locations	$ 9,150
Amortization of non-goodwill intangible assets as of June 30, 2009	(915)
Net non-goodwill intangible assets as of June 30, 2009	$ 8,235

Intangible assets that are subject to amortization are reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable.  Assets not subject to amortization are tested for impairment at least annually.  During 2009, no impairment loss has been recognized.

SOTECH, INC.

(Formerly A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Intangible Assets (Continued)

Changes in the carrying amount of Goodwill during 2009 are as follows:

June 30, 2009
Balance, January 1, 2009
Goodwill	$ -
Accumulated impairment losses	-
Goodwill acquired during year	24,737
Impairment losses	-
Gain (loss) on disposal of business unit	-
Balance, June 30, 2009
Goodwill	24,737
Accumulated impairment losses	-
$ 24,737

Goodwill is reviewed for possible impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount is greater than its fair value.  During 2009, no goodwill impairment loss has been recognized.

Recent Accounting Standards

In December 2007, the FASB issued No. 160, “Noncontrolling Interests in Financial Statements, an amendment of ARB No. 51” (“SFAS 160”).  SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This Statement is effective for fiscal years beginning on or after December 15, 2008.  Early adoption is not permitted. This statement, would impact the presentation and disclosure of the noncontrolling interests of any non-wholly owned business acquired in the future.

SOTECH, INC.

(Formerly A Development Stage Company)

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

SOTECH, INC.

(Formerly A Development Stage Company)

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

SOTECH, INC.

(Formerly A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE 4 - COMMITMENTS

As of June 30, 2009, all activities of the Company have been conducted by corporate officers from either their homes or business offices.  Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 5 – RELATED PARTY TRANACTIONS

An officer and shareholder of the Company, Joseph Passalaqua, has advanced the Company $150 in order to open a bank account in the name of the Company by issuing two separate notes for $50 and $100 respectively.  The notes accrue simple interest at annual rates of 10% and 18%, respectively and are payable on demand.  As of June 30, 2009, the Company owed $150 related to these notes, and has accrued $33 in interest payable.

Oxford Financial Group has advanced the Company $15,764.  Joan Fortman, a shareholder of the Company, is president of Oxford Financial Group.  The note accrues simple interest at an annual rate of 10% and is payable upon demand.  As of June 30, 2009, the Company owed $15,764 related to these notes, and has accrued $1,283 in interest payable.

The Company has a related party payable of $250 due to Jones & Haley, P.C. as of June 30, 2009 for legal services. Richard W. Jones, a partner with Jones & Haley, P.C. is a beneficial owner of Probst Capital, LLC, a shareholder of the Company.

The Company has related party payables of $4,573 due to Lyboldt-Daly, Inc. as of June 30, 2009, for bookkeeping services.  Joseph Passalaqua, an officer and shareholder of the Company is President and sole director of Lyboldt-Daly, Inc.

SOTECH, INC.

(Formerly A Development Stage Company)

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

SOTECH, INC.

(Formerly A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE 7 – ACQUISITION

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

Revenues of the acquired business for the six months ended June 30, 2009 were $13,331, 100% of which has been recorded in the accompanying financial statements.

The following shows the revenues of the combined entity for the six months ended June 30, 2008 compared to the six months ended June 30, 2008, on a proforma basis as if the acquisition occurred on January 1, 2008.

	June 30,
	2009	2008

Revenues	$ 13,331	$ 26,578

COSTS RELATED TO OUR OPERATIONS

Item 2.  Management Discussion and Analysis of Financial Conditions and Results of Operations

THE THREE MONTHS ENDED JUNE 30, 2009 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2008

REVENUES

Our total sales revenue increased by $9,098 for the three months ended June 30, 2009, when compared to $0 in the three months ended June 30, 2008. There are no previous sales of services or merchandise to compare in 2008 for a percentage of increase/decrease. This increase was due to the asset acquisition of NB Telecom, Inc. effective January 7, 2009.

COSTS OF SALES

Our overall cost of sales increased by $7,683 for the three months ended June 30, 2009, when compared to $0 in the three months ended June 30, 2008. There are no previous costs of services or merchandise to compare in 2008 for a percentage of increase/decrease and systematic manner.  This increase was due to the asset acquisition of NB Telecom, Inc. effective January 7, 2009.

OPERATION AND ADMINISTRATIVE EXPENSES

Operating expenses decreased by $1,355 or approximately 28% when comparing $4,759 in the three months ended June 30, 2008 to $3,404 in the three months ended June 30, 2009.  Professional fees, which included; Accounting fees, Bookkeeping fees and Legal fees, decreased by $2,580 when comparing $4,705 in the three months ended June 30, 2008 to $2,215 in the three months ended June 30, 2009. These are fees we pay to accountants and attorneys throughout the year for performing various tasks.  General and Administrative expenses (G&A) increased by $1,225, when comparing $54 in the three months ended June 30, 2008 to $1,279 in the three months ended June. 30, 2009. G&A expenses include Finance charges & Penalty fees, Stock Transfer fees, Postage & Delivery expense and Travel expense.

THE SIX MONTHS ENDED JUNE 30, 2009 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2008

REVENUES

Our total sales revenue increased by $13,331 for the six months ended June 30, 2009, when compared to $0 in the six months ended June 30, 2008. There are no previous sales of services or merchandise to compare in 2008 for a percentage of increase/decrease. This increase was due to the asset acquisition of NB Telecom, Inc. effective January 7, 2009.

COSTS OF SALES

Our overall cost of sales increased by $15,342 for the six months ended June 30, 2009, when compared to $0 in the six months ended June 30, 2008. There are no previous costs of services or merchandise to compare in 2008 for a percentage of increase/decrease and systematic manner.  This increase was due to the asset acquisition of NB Telecom, Inc. effective January 7, 2009.

OPERATION AND ADMINISTRATIVE EXPENSES

Operating expenses increased by $3,361 or approximately 60% when comparing $5,622 in the six months ended June 30, 2008 to $8,983 in the six months ended June 30, 2009.  Professional fees, which included; Accounting fees, Bookkeeping fees and Legal fees, decreased by $362 when comparing $5,568 in the six months ended June 30, 2008 to $5,206 in the six months ended June 30, 2009.  These are fees we pay to accountants and attorneys throughout the year for performing various tasks. General and Administrative expenses (G&A) increased by 3,723, when comparing $54 in the three months ended June 30, 2008 to $3,777 in the six months ended June. 30, 2009. G&A expenses include Finance charges & Penalty fees, Stock Transfer fees, Postage & Delivery expense and Travel expense.

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

As of June 30, 2009, the Company had assets consisting of; $29 in cash, $3,807 in accounts receivable, $3,600 in property and equipment, and $32,972 in intangible assets, with total assets of $40,408. At June 30, 2009 the Company had total liabilities of $69,523.  This amount includes shareholder loans for $15,914 and $1,316 in interest on these loans.  The shareholder loans accrue simple interest at the rate 10% and 18% per annum.

CASH FLOW

Our primary source of liquidity has been cash from shareholder loans.

WE MAY HAVE TO DISCONTINUE OPERATIONS.

If we are unable to achieve or sustain profitability, or if operating losses increase in the future, we may not be able to remain a viable company and may have to discontinue operations. Our expenses have historically exceeded our revenues and we have had losses in all fiscal years of operation, including those in the fiscal years ending 2007 and 2008, and the losses are projected to continue in 2009. Our net losses for year ended December 31, 2008 and the six months ended June 30, 2009 were $(9,659) and $(11,643), respectively.  The company has a cumulative net loss of $(38,305) since September 8, 2003 (Date of Inception) to the period ended June 30, 2009.  We have been concentrating on the development of our products, services and business plan.

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

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

Statements contained in this “Management's Discussion and Analysis or Plan of Operation” may contain information that includes or is based upon certain "forward-looking statements" relating to our business. These forward-looking statements represent managements current judgment and assumptions, and can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are frequently accompanied by the use of such words as “anticipates,” “plans,” “believes,” “expects,” “projects,” “intends,” and similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, including, while it is not possible to predict or identify all such risks, uncertainties, and other factors, those relating to:

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

Item 4T.  Controls and Procedures

(a)

Evaluation of disclosure controls and procedures.

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, the Company's principal executive officer and principal financial officer have evaluated the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation these officers have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective and were adequate to insure that the information required to be disclosed by the Company in reports it files or submits under the Exchange Act were recorded, processed, summarized and reported within the time period specified in the Commission's rules and forms.  It is also important to point out that all internal control systems, no matter how well designed, have inherent limitations and may not prevent or detect misstatements.  Therefore even those systems determined to be effective can only provide reasonable assurance with respect to financial reporting reliability and financial statements preparation and presentation.

(b)

Changes in internal controls.

There have been no changes in our internal controls or other factors that could significantly affect such controls and procedures subsequent to the date we completed our evaluation. Therefore, no corrective actions were taken.

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

Dated: December 31, 2009

SOTECH, INC.

By:  /s/ William D. Harper

          William D. Harper

22