Form 10-Q
period 2009-09-30
SoTech, Inc.
filed 2010-01-14
CIK 1345906

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  10,720,000 shares of $.0001 par value common stock outstanding as of September 30, 2009.

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

SOTECH, INC.
(a corporation formerly in the development stage)

INTERIM AND UNAUDITED FINANCIAL STATEMENTS INDEX

PART I – FINANCIAL INFORMATION:

Page

Item 1. Financial Statements

4

Balance Sheet – September 30, 2009 and December 31, 2008

4

Statement of Operations for the three months ended September 30, 2009 and 2008 and

For the nine months ended September 30, 2009 and 2008

5

Statement of Cash Flows for the nine months ended September 30, 2009 and 2008

6

Notes to Unaudited Financial Statements

7-17

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

18

Item 3. Quantitative and Qualitative Disclosure About Market Risks

20

Item 4.T. Controls and Procedures

20

PART II – OTHER INFORMATION:

Item 1. Legal Proceedings

21

Item 1A. Risk Factors

21

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

21

Item 3. Defaults Upon Senior Securities

21

Item 4. Submission of Matters to a Vote of Security Holders

21

Item 5. Other Information

21

Item 6. Exhibits

21

Signatures

22

SOTECH, INC.
(Formerly A Development Stage Company)
BALANCE SHEETS
	(Unaudited)
	September 30,	December 31,
	2009	2008
ASSETS
Current Assets:
Cash	$ 123	$ 7
Accounts Receivable	3,611	-
Total Current Assets	3,734	7
Property and Equipment:
Payphone Equipment	4,320	-
Less Accumulated Depreciation	(1,080)	-
Net Property and Equipment	3,240
Other Assets:
Goodwill - Intangible Asset	24,737	-
Payphone - Intangible Asset	9,150	-
Less Accumulated Amortization	(1,373)	-
Total Other Assets	32,514	-
Total Assets	$ 39,488	$ 7
LIABILITIES & EQUITY
Current Liabilities:
Accounts Payable	58,804	6,692
Related Party Payables	5,523	2,960
Interest Payable	1,719	677
Shareholder Loans	15,914	7,150
Total Current Liabilities	81,960	17,479
Total Liabilities	81,960	17,479
Stockholder's Equity
Preferred Stock, par value $.0001,
Authorized 10,000,000 shares, Issued 0 shares at
September 30, 2009 and 0 shares at December 31, 2008	-	-
Common Stock, par value $.0001,
Authorized 100,000,000 shares, Issued 10,720,000 shares at
September 30, 2009 and 10,720,000 shares at December 31, 2008	1,072	1,072
Additional Paid-In Capital	8,118	8,118
Retained Deficit	(51,662)	(26,662)
Total Stockholder's Equity	(42,472)	(17,472)
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$ 39,488	$ 7

The accompanying notes are an integral part of these financial statements

SOTECH, INC.
(Formerly A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenues:
Revenues	$ 8,002	$ -	$ 21,333	$ -
Less: Cost of Services	(7,503)	-	(22,845)	-
Gross Profits (Loss)	499	-	(1,512)	-

Expenses:
Accounting Fees	12,155	-	15,298	4,080
Bookkeeping Fees	700	438	2,763	1,926
General and Administrative	598	183	4,375	237
Legal Fees	-	-	-	-

Total Operating Expenses	13,453	621	22,436	6,243

Operating Income (Loss)	(12,954)	(621)	(23,948)	(6,243)

Other (Income)Expense :
Interest Net	(403)	(177)	(1,042)	(483)

Net Loss Before Taxes	(13,357)	(798)	(24,990)	(6,726)

Income Tax	-	-	(10)	-

Net Income (Loss)	$ (13,357)	$ (798)	$ (25,000)	$ (6,726)

Basic & Diluted Loss per Share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted Average Shares
Outstanding	10,720,000	10,720,000	10,720,000	10,720,000

The accompanying notes are an integral part of these financial statements

SOTECH, INC.
(Formerly A Development Stage Company)
STATEMENT OF CASH FLOWS
(Unaudited)
	For the Nine Months Ended
	September 30,
	2009	2008
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss for the Period	$ (25,000)	$ (6,726)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and Amortization	2,453	-
Changes in Operating Assets and Liabilities:
(Increase) Decrease in Accounts Receivable	7,142	-
Increase (Decrease) in Accounts Payable	2,210	(2,694)
Increase (Decrease) in Related Party Payables	2,563	1,925
Increase (Decrease) in Accrued Interest	1,042	483
Net Cash Used in Operating Activities	(9,590)	(7,012)
CASH FLOWS FROM INVESTING
ACTIVITIES
Cash from NB Telecom, Inc. Asset Assignment Agreement	942	-
Net Cash Provided by Investing Activities	942	-
CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from Shareholder Loans	8,764	7,000
Proceeds from Sale of Common Stock	-	-
Net Cash Provided by Financing Activities	8,764	7,000
Net (Decrease) Increase in Cash	116	(12)
Cash at Beginning of Period	7	14
Cash at End of Period	$ 123	$ 2
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$ -	$ -
Franchise Taxes	$ -	$ -
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Acquired in NB Telecom, Inc. Asset Assignment Agreement
Accounts Receivable	10,753	-
Payphone Equipment	4,320	-
Intangible Assets	33,887	-
Accounts Payable	49,902	-
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

Interim Financial Statements

The unaudited financial statements as of September 30, 2009 and the nine months then ended, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of the operations for all nine months.  Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Nature of Operations and Going Concern

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a “going concern”, which assume that Sotech, Inc. (hereto referred to as the “Company”) will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

Several conditions and events cast doubt about the Company’s ability to continue as a “going concern.”  The Company has incurred net losses of approximately $(51,662) for the period from September 8, 2003 (inception) to September 30, 2009 has minimal revenues and requires additional financing in order to finance its business activities on an ongoing basis.  The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.  Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a “going concern”

These financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a “going concern”.  While management believes that the actions already taken or planned, will mitigate the adverse conditions and events which raise doubt about the validity of the “going concern” assumption used in preparing these financial statements, there can be no assurance that these actions will be successful.  If the Company were unable to continue as a “going concern,” then substantial adjustments would be necessary to the carrying values of assets, the reported amounts of its liabilities, the reported revenues and expenses, and the balance sheet classifications used.

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

(Formerly A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition (Continued)

The Company recognizes revenues in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (SAB) number 104, "Revenue Recognition."  SAB 104 clarifies application of U. S. generally accepted accounting principles to revenue transactions.  The Company recognizes revenue when the earnings process is complete.  That is, when the arrangements of the goods are documented, the pricing becomes final and collectibility is reasonably assured. An allowance for bad debt is provided based on estimated losses. For revenue received in advance for goods, the Company records a current liability classified as either deferred revenue or customer deposits. As of September 30, 2009, there was no deferred revenue.

Allowance for Doubtful Accounts

The Company recognizes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectibility. Bad debt reserves are maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligation, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position.  If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. As of September 30, 2009, the Company has determined an allowance for doubtful accounts is not necessary.

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

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.  The Company had cash and cash equivalents of $123 and $7 as of September 30, 2009 and December 31, 2008 respectively, all of which was fully covered by federal depository insurance.

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

Accounts Receivable

Accounts Receivable consists of Local Service revenue and Commission Revenue. The Accounts Receivable was $3,611 as of September 30, 2009.

Fixed Assets and Other Assets

Fixed Assets are stated at cost. The Company acquired 96 payphones valued at $4,320 on January 7, 2009 in an Asset Assignment Agreement. Depreciation expense for the nine months ended September 30, 2009 and September 30, 2008 were $1,080 and $0 respectively for both periods. Depreciation and amortization are computed using the straight-line over the estimated economic useful lives of the related assets as follows:

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

Loss per Share

Basic loss per share has been computed by dividing the loss for the period applicable to the common stockholders by the weighted average number of common shares outstanding during the years.  There were no common equivalent shares outstanding during the years ended December 31, 2008 and the nine months ended September 30, 2009.

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

The following is a summary of non-goodwill intangibles as of September 30, 2009:

September 30,
2009
Intangibles subject to amortization:
Phone equipment locations	$ 9,150
Amortization of non-goodwill intangible assets as of September 30, 2009	(1,373)
Net non-goodwill intangible assets as of September 30, 2009	$ 7,777

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

September 30,
2009
Balance, January 1, 2009
Goodwill	$ -
Accumulated impairment losses	-
-
Goodwill acquired during year	24,737
Impairment losses	-
Gain (loss) on disposal of business unit	-
Balance, September 30, 2009
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

SOTECH, INC.

(Formerly A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE 4 - COMMITMENTS

As of September 30, 2009, all activities of the Company have been conducted by corporate officers from either their homes or business offices.  Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 5 – RELATED PARTY TRANACTIONS

An officer and shareholder of the Company, Joseph Passalaqua, has advanced the Company $150 in order to open a bank account in the name of the Company by issuing two separate notes for $50 and $100 respectively.  The notes accrue simple interest at annual rates of 10% and 18%, respectively and are payable on demand.  As of September 30, 2009, the Company owed $150 related to these notes, and has accrued $39 in interest payable.

Oxford Financial Group has advanced the Company $15,764.  Joan Fortman, a shareholder of the Company, is president of Oxford Financial Group.  The note accrues simple interest at an annual rate of 10% and is payable upon demand.  As of September 30, 2009, the Company owed $15,764 related to these notes, and has accrued $1,680 in interest payable.

The Company has a related party payable of $250 due to Jones & Haley, P.C. as of September 30, 2009 for legal services. Richard W. Jones, a partner with Jones & Haley, P.C. is a beneficial owner of Probst Capital, LLC, a shareholder of the Company.

The Company has related party payables of $5,273 due to Lyboldt-Daly, Inc. as of September 30, 2009, for bookkeeping services.  Joseph Passalaqua, an officer and shareholder of the Company is President and sole director of Lyboldt-Daly, Inc.

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

Revenues of the acquired business for the nine months ended September 30, 2009 were $21,333, 100% of which has been recorded in the accompanying financial statements.

The following shows the revenues of the combined entity for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008, on a proforma basis as if the acquisition occurred on January 1, 2008.

	September 30,
	2009	2008

Revenues	$ 21,333	$ 42,666

Item 2.  Management Discussion And Analysis Of Financial Conditions And Results Of Operations.

COSTS RELATED TO OUR OPERATIONS

THE THREE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2008

REVENUES

Our total sales revenue increased by $8,002 for the three months ended September 30, 2009, when compared to $0 in the three months ended September 30, 2008. There are no previous sales of services or merchandise to compare in 2008 for a percentage of increase/decrease. This increase was due to the acquisition of the assets of NB Telecom, Inc. effective January 7, 2009.

COSTS OF SALES

Our overall cost of sales increased by $7,503 for the three months ended September 30, 2009, when compared to $0 in the three months ended September 30, 2008. There are no previous costs of services or merchandise to compare in 2008 for a percentage of increase/decrease and systematic manner.  This increase was due to the acquisition of the assets of NB Telecom, Inc. effective January 7, 2009.

OPERATION AND ADMINISTRATIVE EXPENSES

Operating expenses increased by $12,832 or approximately an increase of 2,066% when comparing $621 in the three months ended September 30, 2008 to $13,453 in the three months ended September 30, 2009.  Professional fees, which included; Accounting fees, Bookkeeping fees and Legal fees, increased by $12,417 when comparing $438 in the three months ended September 30, 2008 to $12,855 in the three months ended September 30, 2009. These are fees we pay to accountants and attorneys throughout the year for performing various tasks.  General and Administrative expenses (G&A) increased by $415, when comparing $183 in the three months ended September 30, 2008 to $598 in the three months ended September 30, 2009. G&A expenses include Finance charges & Penalty fees, Stock Transfer fees, Postage & Delivery expense and Travel expense.

THE NINE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2008

REVENUES

Our total sales revenue increased by $21,333 for the nine months ended September 30, 2009, when compared to $0 in the nine months ended September 30, 2008. There are no previous sales of services or merchandise to compare in 2008 for a percentage of increase/decrease. This increase was due to the acquisition of the assets of NB Telecom, Inc. effective January 7, 2009.

COSTS OF SALES

Our overall cost of sales increased by $22,845 for the nine months ended September 30, 2009, when compared to $0 in the nine months ended September 30, 2008. There are no previous costs of services or merchandise to compare in 2008 for a percentage of increase/decrease and systematic manner.  This increase was due to the acquisition of the assets of NB Telecom, Inc. effective January 7, 2009.

OPERATION AND ADMINISTRATIVE EXPENSES

Operating expenses increased by $16,193 or approximately an increase of 259% when comparing $6,243 in the nine months ended September 30, 2008 to $22,436 in the nine months ended September 30, 2009.  Professional fees, which included; Accounting fees, Bookkeeping fees and Legal fees, increased by $12,055 when comparing $6,006 in the nine months ended September 30, 2008 to $18,061 in the nine months ended September 30, 2009.  These are fees we pay to accountants and attorneys throughout the year for performing various tasks. General and Administrative expenses (G&A) increased by $4,138, when comparing $237 in the nine months ended September 30, 2008 to $4,375 in the nine months ended September 30, 2009.

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

As of September 30, 2009, the Company had assets consisting of; $123 in cash, $3,611 in accounts receivable, $3,240 in property and equipment, and $32,514 in intangible assets, with total assets of $39,488. At September 30, 2009 the Company had total liabilities of $81,960.  This amount includes shareholder loans for $15,914 and $1,719 in interest on these loans.  The shareholder loans accrue simple interest at the rate 10% and 18% per annum.

CASH FLOW

Our primary source of liquidity has been cash from shareholder loans.

WE MAY HAVE TO DISCONTINUE OPERATIONS.

If we are unable to achieve or sustain profitability, or if operating losses increase in the future, we may not be able to remain a viable company and may have to discontinue operations. Our expenses have historically exceeded our revenues and we have had losses in all fiscal years of operation, including those in the fiscal years ending 2007 and 2008, and the losses are projected to continue in 2009. Our net losses for year ended December 31, 2008 and the nine months ended September 30, 2009 were $(6,726) and $(25,000), respectively.  The company has a cumulative net loss of $(51,662) since September 8, 2003 (Date of Inception) to the period ended September 30, 2009.  We have been concentrating on the development of our products, services and business plan.

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

Dated: January 13, 2010

SOTECH, INC.

By:  /s/ William D. Harper

          William D. Harper

22